Form 10-Q
period 2021-03-31
Talaris Therapeutics, Inc.
filed 2021-06-14
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40384

TALARIS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2377352
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 S. Preston St Louisville, KY	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 398-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TALS	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 1, 2021, the registrant had 41,310,241 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,889	$17,589
Marketable securities	130,212	131,899
Prepaid and other current assets	2,702	1,263
Total current assets	142,803	150,751
Property and equipment, net	2,083	2,013
Other assets	14	14
Total assets	$144,900	$152,778
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$769	$767
Accrued expenses	2,812	2,637
Total current liabilities	3,581	3,404
Share repurchase liability	901	996
Contingent stock liability	733	373
Total liabilities	5,215	4,774
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.0001 par value, 40,000,000 shares authorized, issued and outstanding (liquidation preference of $40,000) as of March 31, 2021 and December 31, 2020	37,383	37,383
Series A-1 convertible preferred stock, $0.0001 par value, 28,000,000 shares authorized, issued and outstanding (liquidation preference of $35,000) as of March 31, 2021 and December 31, 2020	34,272	34,272
Series B convertible preferred stock, $0.0001 par value, 62,499,993 shares authorized, issued and outstanding (liquidation preference of $114,994) as of March 31, 2021 and December 31, 2020	114,496	114,496
Total convertible preferred stock	186,151	186,151
Stockholders’ deficit
Common stock, $0.0001 par value, 36,366,101 shares authorized and 7,204,311 issued and outstanding as of March 31, 2021 and 36,366,101 shares authorized and 7,087,130 issued and outstanding as of December 31, 2020	1	1
Additional paid-in-capital	5,837	4,879
Accumulated deficit	(52,313)	(43,014)
Accumulated other comprehensive income (loss)	9	(13)
Total stockholders’ deficit	(46,466)	(38,147)
Total liabilities, convertible preferred stock and stockholders’ deficit	$144,900	$152,778

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2021	2020
Operating expenses
Research and development	$6,468	$3,535
General and administrative	2,537	1,439
Total operating expenses	9,005	4,974
Loss from operations	(9,005)	(4,974)
Interest and other income (expense), net	(294)	126
Net loss	$(9,299)	$(4,848)
Unrealized gain on marketable securities	22	13
Total other comprehensive loss	(9,277)	(4,835)
Total comprehensive loss	$(9,277)	$(4,835)
Net loss attributable to common stockholders	$(9,299)	$(4,848)
Net loss per common share, basic and diluted	$(1.30)	$(0.76)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	7,160,631	6,390,771

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at December 31, 2019	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,204	$(20,307)	$—	$(17,102)
Stock-based compensation expense	—	—	—	—	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	—	—	—	—	(4,848)	—	(4,848)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	13	13
Balance at March 31, 2020	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,327	$(25,155)	$13	$(21,814)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	$(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,204,311	$1	$5,837	$(52,313)	$9	$(46,466)

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,299)	$(4,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	92
Accretion and amortization of marketable securities, net	193	(49)
Stock-based compensation expense	835	123
Fair value adjustment of contingent stock liability	360	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(400)	(4)
Accounts payable	1	138
Accrued expenses	(872)	(695)
Net cash used in operating activities	(9,047)	(5,243)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(349)
Purchases of marketable securities	(34,297)	(19,106)
Maturities of marketable securities	35,814	—
Net cash used in investing activities	1,330	(19,455)
Cash flows from financing activities:
Preferred stock issuance costs	(11)	—
Proceeds from exercise of stock options	28	—
Net cash provided by financing activities	17	—
Net increase (decrease) in cash and cash equivalents	(7,700)	(24,698)
Cash and cash equivalents at beginning of period	17,589	38,978
Cash and cash equivalents at end of period	$9,889	$14,280
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$106	$35
Deferred issuance costs included in accounts payable and accrued expenses	$1,039	$—

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”), called Facilitated Allo-HSCT Therapy, that the Company believes has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe non-malignant blood, immune and metabolic disorders. The Company believes that these indications, individually and collectively, represent a significant unmet need and commercial opportunity. The Company maintains corporate offices in Boston, Massachusetts and its cell processing facility in Louisville, Kentucky.

Initial Public Offering

As described in Note 13, the Company completed an initial public offering in May 2021. Upon completion of the offering, the Company’s outstanding convertible preferred stock was automatically converted into shares of common stock and non-voting common stock. Prior to the offering, the Company’s board of directors and shareholders approved a one-for-5.35 reverse share split of issued and outstanding common shares and incentive shares and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company incurred a net loss of $9.3 million and $22.7 million, respectively, and used $9.0 million and $19.2 million in cash for operations, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $52.3 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents on hand of $9.9 million and marketable securities of $130.2 million as of March 31, 2021, together with the net proceeds from the Company’s initial public offering (“IPO”), after deducting underwriting discounts and commissions but before deducting offering costs, of approximately $139.5 million in May 2021, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

Additional funding will be needed to finance future clinical, pre-clinical, manufacturing and commercial activities. There is no assurance the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and it may not be able to enter into other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate our research and development programs, portfolio expansion or commercialization efforts, which could adversely affect its business prospects and ability to continue operations.

The Company is subject to risks common to companies in the biopharmaceutical industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for its intellectual property will be maintained, that any products developed will obtain required regulatory approval, or that any approved products will be commercially viable. Even if the development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales and ultimately net income.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The worldwide COVID-19 pandemic has affected and may affect in the future the Company’s ability to initiate and complete preclinical studies, delay the initiation and completion of its current and planned clinical trials, disrupt regulatory activities or have other adverse effects on its business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect the Company’s business, operations and ability to raise funds to support its operations.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business, and it has the potential to adversely affect its business, financial condition, results of operations and prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of fair value of the Company’s common stock, determination of the fair value of stock option grants and estimates related to the amount of accrued research and development expenses as of the balance sheet date. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, cash consists primarily of checking and savings deposits and money market fund holdings.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities. Unrealized gains and losses are reported as accumulated other comprehensive loss, a separate component of stockholders’ deficit. Realized gains and losses on available-for-sale securities are included in net loss in the period earned or incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Equipment and furniture and fixtures are depreciated over five or seven year lives. Leasehold improvements are amortized over the shorter of the lease term or the five-year estimated useful life of the asset. Computer equipment and computer software are depreciated over three years. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable investments that it believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds (minimum of $1 billion in assets), U.S. Treasury securities, corporate debt, bank debt, U.S. government-related agency securities, other sovereign debt, municipal debt and commercial paper. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes that it is not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality.

Fair Value of Financial Instruments

Fair value is defined as the price that the Company would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 investments) and the lowest priority to unobservable inputs (Level 3 investments).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 inputs: Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and,
•	Level 3 inputs: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment.

The Company’s money market funds and marketable securities are carried at fair value determined according to the fair value hierarchy described above (Level 1 and Level 2, respectively).

The Company’s contingent stock liability as of March 31, 2021 and December 31, 2020 (see Note 3) is carried at fair value determined according to the fair value hierarchy described above (Level 3).

Research and Development Expenses

Research and development expenses include (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites, and consultants; (iii) the cost of acquiring, developing, and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; (v) costs incurred in development of intellectual property; and (vi) an allocated portion of facilities and other infrastructure costs associated with our research and development activities. Costs incurred in connection with research and development activities are expensed as incurred.

The Company enters into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including the Company’s clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, nonemployees, and directors based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock option awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company’s policy is to account for forfeitures when they occur.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company is a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero because the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

In determining the exercise prices for options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, forecasted future operations of the Company, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of March 31, 2021 and December 31, 2020.

Basic and Diluted Net Loss Per Share

The Company calculates basic and diluted net loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock are participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the years presented were not allocated to the Company’s participating securities. Accordingly, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include vested and unexercised stock options, restricted stock issued upon early exercise of stock options, convertible preferred shares and contingent stock liabilities. The dilutive effect of stock options and contingent stock liabilities are computed using the treasury stock method and the dilutive effect of convertible preferred shares is calculated using the if-converted method. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is made available and is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is the chief executive officer and operations are managed as a single segment for the purposes of assessing performance and making operating decisions.

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ deficit. The Company’s comprehensive loss included unrealized gains related to marketable securities for the three months ended March 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses, (“ASC 326”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost; (2) loan commitments and certain other off-balance-sheet credit exposures; (3) debt securities and other financial assets measured at fair value through other comprehensive income; and (4) beneficial interests in securitized financial assets. The Company adopted ASC 326 in January 2021, and had no material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequently has issued additional guidance (collectively, “ASC 842”), which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. ASC 842 will be effective for the Company on January 1, 2022, with early adoption permitted. The Company is in the process of evaluating its lease contracts under the new standard and the adoption of ASC 842 is expected to result in the recognition of additional lease liability and right-to-use assets on the balance sheet.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 removes certain disclosures, modifies certain disclosures, and adds additional disclosures. ASU No. 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-13 in January 2020 had no material impact on the financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$877	$877	$—	$—
Marketable securities	130,212	8,133	122,079	—
Total financial assets measured at fair value	$131,089	$9,010	$122,079	$—
Financial liabilities:
Contingent stock liability	$733	$—	$—	$733
Total financial liabilities measured at fair value	$733	$—	$—	$733

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$13,943	$13,943	$—	$—
Marketable securities	131,899	11,169	120,730	—
Total financial assets measured at fair value	$145,842	$25,112	$120,730	$—
Financial liabilities:
Contingent stock liability	$373	$—	$—	$373
Total financial liabilities measured at fair value	$373	$—	$—	$373

The contingent stock liability in the table above represents the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (“ULRF”) in connection with its amended and restated exclusive license agreement with the Company (see Note 8). A rollforward of the contingent common stock liability, which is measured at fair value for the three months ended March 31, 2021 and the year ended December 31, 2020, is represented as follows (in thousands):

Fair value as of January 1, 2020	$63
Change in fair value	310
Fair value as of December 31, 2020	373
Change in fair value	360
Fair value as of March 31, 2021	$733

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The Company’s contingent stock liability is classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there has been no public market for the Company’s common stock to date, the estimated fair value has been determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events have occurred which management believes would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. Company management utilized an internal estimate for the common stock valuation as of March 31, 2021. The same underlying assumptions from the OPM method utilized by the Company’s third-party valuation expert to determine the common stock value as of January 25, 2021 were utilized by the Company. Company management adjusted the time-based present value factor to account for the change in expected timing to IPO as well as increased the percentage of the IPO valuation scenario for the March 31, 2021 estimate. Changes in the fair value of the contingent stock liability are recognized within interest and other income, net in the statement of operations. The fair values of the Company’s common stock used to value the contingent stock liability as of March 31, 2021 and December 31, 2020 were $11.23 and $5.72, respectively.

4. Marketable Securities

The fair value of the Company’s marketable securities as of March 31, 2021 and December 31, 2020 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2021 and the year ended December 31, 2020. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of March 31, 2021 and December 31, 2020, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$88,425	$9	$(2)	$88,432
Government and agency securities	22,198	8	—	22,206
Corporate debt securities	19,580	—	(6)	19,574
Total	$130,203	$17	$(8)	$130,212

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$73,331	$3	$(10)	$73,324
Corporate debt securities	33,319	1	(11)	33,309
Government and agency securities	25,262	4	—	25,266
Total	$131,912	$8	$(21)	$131,899

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred offering costs	$1,289	$—
Contract research organization prepaid	556	558
Tax credit receivable	294	—
Interest receivable	183	374
Prepaid subscriptions	136	70
Prepaid service and maintenance contracts	111	88
Prepaid insurance	66	97
Other	67	76
Total prepaid expenses	$2,702	$1,263

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$2,775	$2,666
Leasehold improvements	586	580
Construction in progress	543	491
Computer equipment	296	264
Furniture and fixtures	261	255
Total property and equipment	4,461	4,256
Less accumulated depreciation	(2,378)	(2,243)
Property and equipment, net	$2,083	$2,013

Depreciation expense was $0.1 million and $0.4 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Professional services/consulting accruals	$1,377	$314
Accrued bonus	538	1,159
Contract research organization accruals	439	521
Paid time off accrual	177	139
Franchise taxes payable	48	156
Other	233	348
Total accrued expenses	$2,812	$2,637

8. Commitments and Contingencies

Leases

The Company currently has three active lease agreements for office and laboratory space and related equipment. The primary lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. The Company maintains a lease for office space in Wellesley, Massachusetts, with a termination date in March 2021. The Company entered into a month to month lease agreement for the office space in Wellesley effective as of April 2021. The Company maintains a third lease for ancillary office space also in Louisville, Kentucky. This lease has a termination date in December 2021.

The future minimum rent payments relating to all three of the Company’s facility operating leases under the terms and conditions existing as of March 31, 2021, are summarized as follows (in thousands):

Years Ending December 31,
2021	$375
2022	$496
2023	$414
2024	$—
Total	$1,285

The Company incurred rent expense of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

License Agreement

In October 2018, the Company entered an amended and restated exclusive license agreement with ULRF related to certain licensed patent rights and know-how related to human facilitating cells for its Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted the Company an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted the Company the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees.

In addition, upon execution of the ULRF License Agreement, the Company granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. On or prior to the Company’s first underwritten public offering or any transaction that is treated as a deemed liquidation event, the Company may either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. At March 31, 2021 and December 31, 2020, the Company measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.7 million and $0.4 million, respectively, in other liabilities (see Note 3).

As described in Note 13, the Company issued 48,889 shares of common stock to ULRF and provided cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock after the completion of the Company’s initial public offering.

The Company incurred $0.1 million in expense in February 2021 related to an annual maintenance fee pursuant to the license agreement for the year ended December 31, 2021. The Company incurred a $0.1 million milestone payment to ULRF in June 2020 which was recorded as research and development expense. The Company also incurred $0.1 million in expense in February 2020 related to the annual maintenance fee for the year ended December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

9. Convertible Preferred Stock

Issuances of Convertible Preferred Stock

In November 2018, the Company issued 22,500,000 shares of Series A Convertible Preferred Stock at $1.00 per share for gross cash proceeds of $22.5 million. The Company incurred issuance costs of $2.0 million, which have been recorded as a reduction to the value of Series A Convertible Preferred Stock in mezzanine equity in the accompanying balance sheets. In connection with the initial issuance of the Series A Convertible Preferred Stock, the purchasers received the right to purchase, and the Company had the obligation to sell, additional shares of Series A Convertible Preferred Stock at $1.00 per share and a unit, comprised of one share of Series A-1 Convertible Preferred Stock and one product interest right (each a “Unit”), at $1.25 per Unit (together, the “Tranche Rights”) upon achieving certain milestones related to the Company’s research and clinical developments in a series of tranches (the “Tranche 2,” “Tranche 3,” and “Tranche 4”) milestones.

In December 2019, the Tranche 2 milestone was met and the Company issued an additional 17,500,000 shares of Series A Convertible Preferred Stock at $1.00 per share for gross cash proceeds of $17,500,000 and 16,000,000 Units (consisting of 16,000,000 shares of Series A-1 Convertible Preferred Stock and 16,000,000 shares of product interest rights) at $1.25 per Unit for gross cash proceeds of $20.0 million. The Company incurred issuance costs of $1.3 million in relation to Tranche 2, which have been recorded as a reduction to the value of Series A-1 Convertible Preferred Stock in mezzanine equity in the accompanying balance sheets.

In August 2020, the holders of Series A-1 Convertible Preferred Stock voted to amend the Preferred Stock and Unit Purchase Agreement (“SPA”) and waive the requirements of the Tranche 3 milestone. The Company issued an additional 12,000,000 Units (consisting of 12,000,000 shares of Series A-1 Convertible Preferred stock and 12,000,000 shares of product interest rights) at $1.25 per Unit for gross cash proceeds of $15.0 million.

In September 2020, the Company issued 62,499,993 shares of Series B Convertible Preferred Stock at $1.84 per share for gross cash proceeds of $115.0 million. The Company incurred issuance costs of $0.5 million in relation to the issuance of Series B Convertible Preferred Stock, which have been recorded as a reduction to the value of Series B Convertible Preferred Stock in mezzanine equity in the accompanying balance sheets.

In conjunction with the Series B Convertible Preferred Stock financing in September 2020, all holders of the Company’s preferred stock entered into an amendment to the SPA to terminate all rights, liabilities and obligations in respect to the Tranche 4 milestone.

Tranche Rights

The Company determined that the Tranche Rights did not meet the definition of a freestanding financial instrument because the Tranche Rights are not legally detachable from the initial Series A Convertible Preferred Stock issued. The Company made this determination due to the express prohibition of the transfer of the Tranche Rights. Further, the Company determined that the Tranche Rights do not meet the definition of an embedded derivative that would require bifurcation from the initial Series A Preferred Stock issued. Therefore, at the initial issuance of the Series A Convertible Preferred Stock in November 2018, there was no separate recognition of the Tranche Rights.

Product Interest Rights

After the first commercial sale of product, the product interest right entitles the holders to a product interest payment for each product interest right held equal to 1/48,000,000 multiplied by 9% of net product sales on a territory-by-territory basis. If the Company enters into a license of rights to develop and/or commercialize a product, the holder is entitled to a product interest payment for each product interest right equal to 1/48,000,000 multiplied by 30% of licensing income. If the holder does not participate or events occur in which the holder transfers its ownership, it must determine to transfer either its shares or the unit purchase right. If the holder elects to receive a product interest payment, then a corresponding total number of Series A-1 Convertible Preferred Stock initially underlying a Unit (the “Unit Share”), will be canceled and forfeited. The total number of Unit Shares canceled and forfeited will be determined by dividing the product interest payment received by the fair value of the Unit Share at such time. The product interest right payment term shall commence upon the first commercial sale of product, on a territory-by-territory basis, and continue until the fifteenth anniversary thereafter, or any earlier date that there are no remaining product interest rights outstanding.

If at any time, the Unit is transferred, the holder must elect to transfer either (i) the Unit share underlying the Unit or (ii) the product interest right underlying the Unit. If the holder elects to transfer the Unit Share, the corresponding product interest right underlying the Unit shall be automatically canceled, forfeited, and extinguished for no consideration. If the holder elects to transfer the product interest right, the corresponding Unit Share unit shall be automatically canceled and forfeited for no consideration.

The Company determined the product interest rights did not meet the definition of a freestanding financial instrument because the product interest rights are not legally detachable or separately exercisable from the Unit Shares. Further, the Company determined that the product interest rights do not meet the definition of an embedded derivative that would require bifurcation from the Unit Share. Therefore, upon issuance of Units in December 2019, there was no separate recognition of the product interest rights.

In March 2021, the Company entered into a termination agreement with the holders of Series A and Series A-1 Convertible Preferred Stock to terminate the Product Interest Rights Agreement between the parties effective immediately prior to, but subject to the closing of the Company’s initial public offering. The termination agreement cancelled all product interest rights associated with the Series A-1 Convertible Preferred Stock. There was no value offered in exchange for the cancellation.

Rights and Privileges of Convertible Preferred Stock

The rights and privileges of the Series A, Series A-1 and Series B Convertible Preferred Stock (together, “Convertible Preferred Stock”) are as follows:

Voting Rights—The holders of each series of Convertible Preferred Stock are entitled to vote on all matters and shall have the number of votes equal to the number of shares of common stock into which the preferred stock is convertible.

Dividends—The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock), unless the holders of the Convertible Preferred Stock receive a dividend on each outstanding share of Convertible Preferred Stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of Convertible Preferred Stock as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of the applicable series of Convertible Preferred Stock or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of the applicable series of Convertible Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the original issue price of the applicable series of Convertible Preferred Stock. No dividends were declared or paid during the three months ended March 31, 2021 and the year ended December 31, 2020.

Liquidation Preference—In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of shares of Convertible Preferred Stock will receive, in preference to any distribution to the holders of common stock an amount per share equal to the greater of (i) the applicable original issue price of such series of Convertible Preferred Stock, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Convertible Preferred Stock been converted into common stock immediately prior to such liquidation, dissolution, winding-up, or deemed liquidation event. If upon any such liquidation, dissolution, or winding-up of the Company or deemed liquidation event, the assets available for distribution to the Company’s stockholders are not sufficient to pay the holders of Convertible Preferred Stock the full amount to which they shall be entitled, the holders of Convertible Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts, which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of a deemed liquidation event, if the Company does not effect a dissolution within 90 days after such deemed liquidation event, each holder of Convertible Preferred Stock has the right to require the redemption of such shares, and if voting together as a majority, has the right to require redemption of all outstanding Convertible Preferred Stock in accordance with the liquidation preferences afforded to holders of the Convertible Preferred Stock. Any shares of Convertible Preferred Stock that are redeemed or otherwise acquired by the Company or any of its subsidiaries be automatically and immediately canceled and retired and shall not be reissued, sold, or transferred. Neither the Company nor any of its subsidiaries may exercise any voting or other rights granted to the holders of Convertible Preferred Stock following redemption. A Deemed Liquidation Event shall include a merger or consolidation (other than one in which the capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent a majority by voting power of the capital stock of the surviving corporation) or a sale, lease, transfer, exclusive license, or other disposition of all or substantially all of the assets of the Company.

Conversion

Conversion Ratio—Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price (Series A original issue price is $1.00 per share and applicable conversion price is $5.35 per share; Series A-1 original issue price is $1.25 and applicable conversion price is $6.69 per share; Series B original issue price is $1.84 per share and applicable conversion price is $9.84 per share), subject to adjustment in the case of termination or fractional shares.

Mandatory Conversion—All outstanding shares of Convertible Preferred Stock are automatically convertible based upon either (a) the closing of a firm-commitment underwritten public offering in which the aggregate gross proceeds to the Company of at least $60,000,000 of gross proceeds to the Company and have an offering price to the public of at least $9.84 per share or (b) the vote or written consent of holders of at least a majority of the Convertible Preferred Stock outstanding at that time with respect to the conversion of the Convertible Preferred Stock then all outstanding shares of Convertible Preferred Stock shall automatically be converted into shares of common stock at the then effective conversion rate and such shares may not be reissued. Upon the completion of the Company’s initial public offering in May 2021, all Convertible Preferred Stock was converted to shares of common stock or non-voting common stock.

10. Common Stock

Common Stock Reserved

The number of shares of common stock that have been reserved for the potential conversion of Preferred Stock, and outstanding stock options granted and stock options available for grant under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) are as follows:

	March 31,	December 31,
	2021	2020
Conversion of Series A Preferred Stock	7,476,632	7,476,632
Conversion of Series A-1 Preferred Stock	5,233,637	5,233,637
Conversion of Series B Preferred Stock	11,682,229	11,682,229
Restricted stock related to early exercise of common stock options	839,540	932,279
Outstanding common stock options	3,456,153	2,745,185
Common stock options available for grant	408,410	1,143,820
Contingent stock	65,186	65,186
Total	29,161,787	29,278,968

11. Stock-Based Compensation

2018 Equity Incentive Plan

The Company’s 2018 Plan, as amended, provides for the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, nonemployees and members of the board of directors of the Company. The 2018 Plan is administered by the board of directors or at the discretion of the board of directors by the compensation committee of the board. The exercise prices, vesting periods, and other restrictions are determined at the discretion of the compensation committee of the board of directors, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the contractual term of stock option may not be greater than 10 years. Stock options granted to date typically vest over four years.

The total number of shares of common stock that may be authorized under the 2018 Plan is 5,454,915 shares, of which 408,410 remained available for future grant as of March 31, 2021. 2,997,524 shares were authorized under the 2018 Plan as of March 31, 2020, of which 655,607 remained available for future grant as of March 31, 2020. As the 2018 Plan is designed to maintain the fully diluted percentage of total authorized shares, the shares authorized under the plan increased with the additional preferred stock issuances disclosed in Note 9.

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors are presented as follows:

	Three months ended March 31,
	2021	2020
Fair value of common stock	$5.72 - 6.79	$0.96
Dividend yield	—%	—%
Volatility	80.6% - 83.0%	72.8%
Risk-free interest rate	0.50% - 1.07%	1.17% - 1.46%
Expected term (years)	6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2020	2,745,185	$4.20	9.40	$4,183
Granted	737,319	6.70
Exercised	(24,442)	1.14
Forfeited	(1,909)	1.07
Options outstanding—March 31, 2021	3,456,153	$4.75	9.23	$22,381
Options exercisable—March 31, 2021	504,229	$3.02	8.38
Options vested and expected to vest—March 31, 2021	1,322,333	$1.74	7.99

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Three months ended March 31,
	2021	2020
Weighted-average grant-date fair value per option of total options granted	$4.73	$1.07
Aggregate intrinsic value of stock options exercised	166	—

As of March 31, 2021, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $10.7 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development expense	$326	$42
General and administrative expense	509	81
Total	$835	$123

12. Net Loss Per Share Attributable to Common Stockholders

Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended March 31,
	2021	2020
Net loss and net loss attributable to common stockholders	$(9,299)	$(4,848)
Net loss per share attributable to common stockholders, basic and diluted	$(1.30)	$(0.76)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	7,160,631	6,390,771

The Company’s potential dilutive securities, which include convertible preferred stock, contingent stock liabilities, restricted stock related to early exercise of common stock options and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Three months ended March 31,
	2021	2020
Convertible preferred shares (as converted to common stock and non-voting common stock)	24,392,498	10,467,283
Options to purchase common stock	3,456,153	2,405,282
Restricted stock related to early exercise of options to purchase common stock	839,540	—
Contingent common stock (as converted to common stock)	65,186	65,186
	28,753,377	12,937,751

13. Subsequent Events

The Company has evaluated subsequent events through June 14, 2021, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Third Amended and Restated Charter

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 and a decrease in the number of authorized shares of common stock from 197,755,748 shares of class A common stock and 133,217,386 shares of class B common stock to 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock, respectively.

2021 Stock Option and Incentive Plan and 2021 Employee Stock Purchase Plan

On April 15, 2021 and April 30, 2021, the Company’s board of directors and stockholders, respectively, approved the 2021 Stock Option and Incentive Plan (“2021 Plan”), terminated the 2018 Plan with respect to any unissued awards under the plan and approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 Plan and 2021 ESPP became effective on the date immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its proposed IPO. The 2021 Plan and 2021 ESPP provide for the issuance of up to 3,015,907 and 852,971 of share-based awards, respectively.

Reverse Share Split

The Company’s board of directors and shareholders approved a one-for-5.35 reverse share split of issued and outstanding common shares and incentive shares and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock effective as of April 30, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes have been retroactively adjusted, where applicable, to reflect the reverse share split.

Initial Public Offering

On May 11, 2021, the Company completed an initial public offering. The net proceeds from the offering, after deducting underwriting discounts and commissions but before deducting offering costs, were $139.5 million. Upon completion of the offering, all Convertible Preferred Stock outstanding was converted to shares of common stock or non-voting common stock.

Contingent Equity Settlement

On May 11, 2021, coincident with the completion of the initial public offering, the Company issued to ULRF 48,889 shares of common stock together with $277,049 in a cash payment in full satisfaction of the contingent stock liability described in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” section of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our financial statements and the related notes appearing elsewhere in this Quarterly Report. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report.

Overview

We are a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) that we believe has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe non-malignant blood, immune and metabolic disorders. In the organ transplant setting, which is our initial focus, we believe our proprietary therapeutic approach, which we call Facilitated Allo-HSCT Therapy, could prevent organ rejection without the morbidity and mortality that has been associated with the use of lifelong immunosuppression. Beyond the organ transplant setting, our Facilitated Allo-HSCT Therapy also has the potential to treat a range of severe non-malignant blood, immune and metabolic disorders, in each case with potential for similar outcomes to what has previously been observed with HSCT, while mitigating the toxicities, morbidities and extended hospital stay associated with the fully myeloablative conditioning typically required by HSCT. We believe that these indications, individually and collectively, represent a significant unmet need and commercial opportunity.

We were incorporated as Regenerex, Inc. in 2018 under the laws of the State of Delaware, having converted from a limited liability company under the name Regenerex LLC. In 2019, we changed our corporate name from Regenerex, Inc. to Talaris Therapeutics, Inc.

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, together with payments under a former research collaboration with Novartis, Inc. and research grants. Through March 31, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $9.3 million for the three months ended March 31, 2021, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $46.5 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $140.1 million as of March 31, 2021, together with the net proceeds from the Company’s IPO, after deducting underwriting discounts and commissions but before deducting offering costs, of $139.5 million in May 2021, will be sufficient to fund our operating expenses and capital expenditure requirements at least into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Impact of COVID-19 on Our Business

The worldwide COVID-19 pandemic and recent emergence of variants of the virus have affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to the direction from state and local governmental authorities, we have limited the access to our facility to those individuals who are not performing critical research and laboratory support activities that must be completed on site, limited the total number of such people that can be present at our facility at any one time and required any employees working in our facility to receive negative COVID-19 tests before entering site. Timely enrollment in planned clinical trials is dependent upon clinical trial sites which have been adversely affected by global health matters, such as COVID-19. For example, screening and enrollment in our ongoing FREEDOM-1 Phase 3 clinical trial in the United States have been adversely impacted by the COVID-19 pandemic. In addition, we and the third-party manufacturers, contract research organizations (“CROs”), and academic collaborators that we engage may face future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates and laboratory supplies for our preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of March 31, 2021, we have paid ULRF $0.1 million in milestone payments and $0.1 million in annual maintenance fees, for a total of $0.2 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. On or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we may either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. At March 31, 2021 and December 31, 2020, we measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.7 million and $0.4 million, respectively, in other liabilities (see Note 3 in accompanying audited financial statements).

Coincident with the completion of our initial public offering in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $277,049 in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 15 in the accompanying financial statements).

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the future, if at all. If our product candidates we are currently developing and that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development and research of our novel cell therapy, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•	external research and development expenses incurred under arrangements with third parties, such as CROs, investigational sites, and consultants;
•	the cost of acquiring, developing, and manufacturing clinical study materials;
•	costs associated with preclinical and clinical activities and regulatory operations;
•	costs incurred in development of intellectual property; and
•	an allocated portion of facilities and other infrastructure costs associated with our research and development activities.

The Company enters into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including the Company’s clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

The successful clinical development and subsequent commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties with product development and commercialization, including significant variations in our clinical development costs as well as the following factors:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the length of hospitalization of patients in our clinical trials
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates;
•	the efficacy and safety profile of our product candidates. the timing and progress of nonclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	raising necessary additional funds;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current development program and to establish new ones;

•	our ability to establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of drug substance and drug product for use in production of our product candidate;
•	the development of commercial scale manufacturing and distribution processes for our product candidates;
•

establishing and maintaining agreements with third-party manufacturers for commercial manufacturing, if we pursue a third party manufacturing strategy outside of the United States, and if our product candidate is approved;

•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidate, if and when approved;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our therapies following approval.

We may never succeed in obtaining regulatory approval for any of our current and future product candidates, including FCR001. We may obtain unexpected results from our preclinical studies and clinical trials including FREEDOM-1, FREEDOM-2, and FREEDOM-3. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials for FCR001 beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of any of our preclinical studies or execution or enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing FCR001 through clinical development of FREEDOM-1, FREEDOM-2 and FREEDOM-3 as well as other product candidates into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research efforts, our clinical and product development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials.

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, including fees paid to consultants, contractors and CROs in connection with our development activities and the cost of acquiring, developing, and manufacturing clinical study materials. At this time, we do not fully allocate personnel costs to individual programs as many of our personnel are deployed across multiple programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and other operating costs, including an allocated portion of facilities and other infrastructure costs associated with our general and administrative activities.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income earned on cash reserves in our operating account and on our marketable securities, amortization expense and accretion income on our marketable securities and expense incurred in relation to the change in fair value of our contingent stock liability with ULRF.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$6,468	$3,535	$2,933
General and administrative	2,537	1,439	1,098
Total operating expenses	9,005	4,974	4,031
Loss from operations	(9,005)	(4,974)	(4,031)
Interest and other income (expense), net	(294)	126	(420)
Net loss	$(9,299)	$(4,848)	$(4,451)

Research and development expenses

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development program expenses:
FCR001 clinical and pre-clinical programs	$1,849	$1,183	$666
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,330	1,850	1,480
Facilities and other operating costs	1,289	502	787
Total research and development expenses	$6,468	$3,535	$2,933

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $6.5 million for the three months ended March 31, 2021, compared to $3.5 million for the three months ended March 31, 2020. The increase of $2.9 million was primarily due to:

•

An increase of $1.5 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials and to advance other pre-clinical activities, including our Deceased Donor program and increases in stock-based compensation expense related to the increased value of our common stock.

•

An increase of $0.8 million in other unallocated costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials; and

•	An increase of $0.7 million in FCR001 clinical program expenses related to start-up activities of our clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,368	$689	$679
Professional and consulting fees	673	239	434
Facility-related and other	496	511	(15)
Total general and administrative expenses	$2,537	$1,439	$1,098

General and administrative expenses were $2.5 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020. The increase in general and administrative costs of $1.1 million was primarily due to:

•

An increase of $0.7 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization; and

•

An increase of $0.4 million fees primarily due to increased legal fees associated with IPO preparation prior to our organizational meeting and increased accounting fees related to increased quarterly and annual reporting requirements

Other Income (Expense), Net

Other income (expense), net in the three months ended March 31, 2021 was comprised of $0.3 million in interest income from our marketable securities and operating cash balance, $(0.2) million of net amortization expense on our marketable securities and $(0.4) million in expense related to a fair value adjustment of our contingent stock liability. Other income, net in the three months ended March 31, 2020 was comprised of $0.1 million of interest income and net accretion income on our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock. Through March 31, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of March 31, 2021, we had cash and cash equivalents of $9.9 million and marketable securities of $130.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(9,047)	$(5,243)	$(3,804)
Net cash provided by (used in) investing activities	1,330	(19,455)	20,785
Net cash provided by financing activities	17	—	17
Net decrease in cash and cash equivalents and restricted cash	$(7,700)	$(24,698)	$16,998

Cash Flow from Operating Activities

During the three months ended March 31, 2021, operating activities used $9.0 million of cash, due to our net loss of $9.3 million and $1.3 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $1.6 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $0.9 million decrease in accounts payable and accrued expenses driven by our 2020 annual bonus payout in February 2021 and an increase in current assets of $0.4 million driven by an increase in our tax credit receivable. Non-cash charges primarily consisted of $0.8 million of stock-based compensation expense, $0.4 million of expense related to the fair value adjustment of our contingent stock liability and $0.4 million of depreciation on fixed assets and amortization of marketable securities.

During the three months ended March 31, 2020, operating activities used $5.2 million of cash, due to our net loss of $4.8 million and $0.6 million from a decrease in accounts payable and accrued expenses, partially offset by non-cash charges of $0.2 million. $0.6 million decrease in accounts payable and accrued expense primarily driven by our 2019 annual bonus payout in February 2020. Non-cash charges primarily consisted of $0.1 million of depreciation expense and $0.1 million of stock-based compensation expense.

Cash Flow from Investing Activities

During the three months ended March 31, 2021, investing activities provided $1.3 million of cash, due to maturities of marketable securities of $35.8 million, partially offset by purchases of marketable securities of $34.3 million and purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2020, investing activities used $19.5 million of cash, due to purchases of marketable securities of $19.1 million and purchases of property and equipment of $0.3 million.

Cash Flow from Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was an immaterial amount primarily consisting of proceeds from exercise of stock options.

There were no financing activities during the three months ended March 31, 2020.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the late-stage clinical development of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates or any future product candidates we may develop;
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;

•

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	the effect of competing technological and market developments;
•	the costs of continuing to grow our business, including hiring key personnel and maintaining or acquiring operating space;
•	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and potentially validating or expanding a manufacturing site for commercial-scale manufacturing;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded CMC operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards IND filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, royalty-based financings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, royalty-based financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through royalty-based financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)	1,285	499	786	—	—
Total	$1,285	$499	$786	$—	$—

(1)	Represents our future minimum lease obligation under our non-cancelable operating leases for our manufacturing facility in Louisville, KY and additional corporate space in Louisville, KY.

Apart from the contracts with payment commitments that we have reflected in the table, we have entered into other contracts in the normal course of business with certain CROs and other third parties for nonclinical research studies and testing, as well as clinical trials. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing at the beginning of this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Contract Costs and Accruals

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with clinical development activities; and
•	CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation Expense

We measure stock-based awards granted to employees, directors, and nonemployees based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, we recognize compensation expense using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of each option to purchase common stock award is estimated on the date of grant based on the fair value of our common stock on that same date.

Determination of the Fair Value of Common Stock

As there had been no public market for our common stock prior to the closing of our initial public offering, the estimated fair value of our common stock has been determined by our board of directors as of the date of each option grant with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points. Our common stock valuation was prepared using the option-pricing method (“OPM”), which used a market approach to estimate our enterprise value, as well as the probability-weighted expected return method (“PWERM”) and the hybrid method, a combination of OPM and PWERM.

These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award. Our common stock valuation was prepared using the OPM, which used a market approach to estimate our enterprise value.

The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value if the funds available for distribution to stockholders exceed the value of the liquidation preferences at the time of a liquidity event, such as a strategic sale or merger. The common stock is modeled as a call option on the underlying equity value at a predetermined exercise price. In the model, the exercise price is based on a comparison with the total equity value rather than, as in the case of a regular option, a comparison with a per share stock price. Thus, common stock is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock liquidation preference is paid. The OPM uses the Black-Scholes option pricing model to price the call options. This model defines the fair value of securities as functions of the current fair value of a company and uses assumptions such as the anticipated timing of a potential liquidity event and the estimated volatility of the equity securities.

The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes considered by the Company, as well as the economic and control rights of each share class. The OPM, PWERM and/or the hybrid methods were used for our January 2021 valuations.

The assumptions used to determine the fair values of stock options granted to employees and directors during the three months ended March 31, 2021 and 2020, are presented as follows:

	March 31,	March 31,
	2021	2020
Fair value of common stock	$5.72 - 6.79	$0.96
Dividend yield	—%	—%
Volatility	80.6% - 83.0%	72.8%
Risk-free interest rate	0.50% - 1.07%	1.17% - 1.46%
Expected term (years)	6.25	6.25

The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Once a public trading market for our common stock was established in connection with the completion of our initial public offering, our board of directors no longer have to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

Grant of Stock-Based Awards

The following table sets forth by grant date the number of shares subject to options granted between January 1, 2021 and March 31, 2021, the per share exercise price of the options, the fair value of common stock per share on each grant date, and the per share estimated fair value of the options:

Grant date	Number of shares subject options granted	Per share exercise price of options	Fair value per common share on grant date	Black- Scholes value per share on grant date
January 2021	58,876	$5.72	$5.72	$3.95
February 2021—March 2021	678,443	$6.79	$6.79	$4.80

Emerging Growth Company and Smaller Reporting Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (“EGC”) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early to the extent allowed by the standard.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $9.9 million and $17.6 million, respectively. As of March 31, 2021 and December 31, 2020, we had marketable securities of $130.2 million and $131.9 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

All of our employees and our operations are currently located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and year ended December 31, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of March 31, 2021, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes thereto and the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you make an investment decision. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Condition and Capital Needs

We are a late-stage clinical biotechnology company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant net losses for the foreseeable future, and may never achieve or maintain profitability.

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $9.3 million for the three months ended March 31, 2021, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $52.3 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

We anticipate that our expenses will increase substantially if and as we:

•	continue to initiate and conduct clinical trials for our lead product candidate, FCR001, in our initial and potential additional indications;
•	seek to identify additional product candidates and initiate research, preclinical and clinical development efforts for any future product candidates;
•	seek regulatory approvals for FCR001 or any future product candidates that successfully complete clinical development;
•	scale our in-house manufacturing process to address anticipated commercial needs;
•	seek to meet regulatory requirements for our in-house manufacturing process;
•	add operational, financial and management information systems and personnel, including personnel to help us comply with our obligations as a public company;
•	hire and retain additional personnel, such as clinical, quality control, scientific, manufacturing, commercial and administrative personnel, to support our product candidate development;
•	maintain, expand and protect our intellectual property portfolio;
•

establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize any product candidates for which we may obtain regulatory approval;

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities to perform clinical trials in addition to those that we currently expect, if there are any delays in establishing appropriate manufacturing arrangements for our product candidates, or if we experience delays in the initiation or completion of our clinical trials or the development of any of our product candidates for any reason, including as a result of the COVID-19 pandemic.

We have not yet completed any registrational trials and have no history of commercializing products, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were first formed in February 2002 under the name Regenerex LLC, and engaged in operations with non-dilutive funding, or in collaboration with Novartis International AG (“Novartis”) from 2013 to 2016, until October 2018 when we closed our first external financing round, converted into a corporation and changed our name to Regenerex, Inc. and subsequently to Talaris Therapeutics, Inc. Since we commenced our operations, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, developing and progressing FCR001 and preparing for clinical trials, and manufacturing initial quantities of FCR001. As an organization, we have not yet demonstrated an ability to successfully complete any Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for the successful commercialization of any of our product candidates. In addition, our Facilitated Allo-HSCT Therapy is novel and has only been evaluated in a limited number of patients to date. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be accurate given the limits of our operating history and lack of approved products.

In addition, given the limits of our operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities and may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, our financial results for any quarterly or annual periods may not be indicative of future operating performance.

We will require substantial additional funding to develop and commercialize our product candidates and identify and invest in new product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect to continue to spend substantial amounts of capital to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for any product candidate we develop, including for any indication for which we are developing or may develop FCR001, we will require substantial additional funding in order to launch and commercialize such product candidates, to the extent that such launch and commercialization are not the responsibility of a collaborator that we may contract with in the future. We may also invest in preparations for launch and commercialization in advance of receiving regulatory approval for a product candidate, and such approval may not be received on a timely basis or at all. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Additionally, any COVID-19-related program setbacks or delays due to changes in federal, state, or local laws and regulations or clinical site policies could impact the timing and cost of the development of our product candidates. Under the terms of the ULRF License Agreement, we are also obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing FCR001 for our initial and potential additional indications, as well as any other product candidates we may develop, including any COVID-19-related delays or other effects on our development programs;

•	the timing of, and the costs involved in, obtaining marketing approvals for FCR001 for our initial and potential additional indications, and any other product candidates we may develop;

•

if approved, the costs of commercialization activities for FCR001 for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of scaling our manufacturing and establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of FCR001 for any approved indications or any other product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development, increase our office space, and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the ongoing costs of operating as a public company.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $140.1 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that the net proceeds from our initial public offering completed in May 2021, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. Market volatility resulting from the COVID-19 pandemic or other factors may further adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

Our business substantially depends upon the successful development and regulatory approval of FCR001, our lead product candidate. If we are unable to obtain regulatory approval for FCR001, our business may be materially harmed.

We currently have no products approved for sale and are investing the substantially all of our efforts and financial resources in the development of our Facilitated Allo-HSCT Therapy, specifically in our lead product candidate, FCR001. Successful continued development and ultimate regulatory approval of FCR001 for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of FCR001 for LDKT and additional indications.

There is no guarantee that any of our product candidates will proceed in clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all. The potential regulatory approval of FCR001 or any other product candidate we may develop is subject to a number of risks, including the following:

•	successful initiation and completion of clinical trials;
•	successful patient enrollment in clinical trials;
•	successful data from our clinical trials that supports an acceptable risk-benefit profile of our product candidates in the intended populations; and
•	receipt and maintenance of marketing approvals from applicable regulatory authorities.

Furthermore, negative results in the development of FCR001 for our lead indication may also impact our ability to obtain regulatory approval of FCR001 for other current and potential indications since the underlying platform, manufacturing process. development process, and cell therapy is the same for all of our current programs in development. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct our other clinical programs.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate and our lead indications, we may forgo or delay pursuit of opportunities with other future product candidates and indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate or indication, we may relinquish valuable rights to those future product candidates or indications through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates or indications.

Many of these risks are beyond our control, including the risks related to clinical development, our proprietary manufacturing process and the regulatory submission process. If we are unable to develop and receive regulatory approval for FCR001 for the indications we are developing it for, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

We may not successfully identify, develop or commercialize new indications for FCR001 or identify any additional product candidates and may be unable to expand our product pipeline through acquisition or in-licensing.

A key part of our business strategy is to leverage FCR001 by identifying and validating new indications, including other transplant settings and patients with autoimmune or immune-mediated diseases. In the event that FCR001 does not receive regulatory approval or is not successfully commercialized in our currently planned indications, then the success of our business will depend on our ability to expand FCR001 into additional indications or our product pipeline to include other product candidates through our own internal research and discovery efforts, in-licensing or other acquisitions. We may be unable to identify relevant product candidates or indications. If we do identify such product candidates or indications, we may be unable to develop these programs for a number of reasons, including insufficient capital or other resources.

Our product candidates represent a novel therapeutic approach that could result in heightened regulatory scrutiny. The regulatory landscape that applies to our Facilitated Allo-HSCT Therapy is rigorous, complex, uncertain and subject to change.

Given that our single-dose cell therapy represents a novel combination of nonmyeloablative conditioning, our investigational FCR001 product, and stem cell transplant-oriented treatment protocols, developing and commercializing our product candidates subjects us to a number of challenges, including obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of stem cell therapies.

Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (CBER), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the European Medicines Agency (EMA), and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. For example, we are utilizing transplant recipient chimerism as a surrogate marker for long-term immune tolerance in our ongoing Phase 3 trial of FCR001 in living donor kidney transplantation (LDKT). We are evaluating this as a secondary endpoint, but it has not yet been validated by the FDA, EMA or other regulatory agencies, and as result, such agencies could reject such an endpoint or interpret its significance differently than we do. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and clinical trials.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the study designs and substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or conduct of our clinical trials;
•	failure to demonstrate to the satisfaction of regulatory agencies that FCR001, our lead product candidate, is safe and effective, or has a positive benefit/risk profile for its proposed indications;
•	failure of clinical trials to meet the level of statistical significance required for approval;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•

the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologics License Application (“BLA”) or other submission or to obtain regulatory approval;

•

failure to obtain approval of our manufacturing processes, our own manufacturing facility, or facilities of third-party manufacturers with whom we may in the future contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

If we experience delays or difficulties in the enrollment of patients in clinical trials, development of our product candidate may be delayed or prevented, which would have a material adverse effect on our business.

We may not be able to initiate or continue clinical trials for our product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, our initial indications focus on orphan diseases, which affect fewer than 200,000 individuals in the United Stated. Specifically, approximately 6,500 LDKT are performed on an annual basis in the United States and, in addition, we have prioritized development of FCR001 in a severe form of scleroderma known as diffuse cutaneous systemic sclerosis with a prevalence of approximately 70,000 to 80,000 individuals in the United States.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates.

Furthermore, because we are investigating the treatment of complex indications that require specialized medical care by means of an HSCT procedure, which is itself a complex procedure performed by specialized physicians and treatment centers, we face inherent challenges in recruiting clinical trial sites to participate in our trials and to complete our trials on a timely basis. For LDKT, each site that participates in our trial will need to identify a lead clinician from each of the solid organ transplant and HSCT departments, who are willing and able to coordinate closely on the care and follow-up of our patients. We rely on our relationships with transplant centers of excellence to assist in identifying eligible patients and carrying out our clinical trials, and any inability to secure or deterioration of those relationships could impede our ability to successfully enroll patients in a timely manner, if at all.

Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;
•	severity of the disease under investigation;
•	patient eligibility criteria for the trial in question;
•	nature of the trial protocol;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	perceived risks and benefits of the product candidate under study;
•	the occurrence of adverse events attributable to our lead product candidate;
•	efforts to facilitate timely enrollment in clinical trials;
•	the number and nature of competing products or product candidates and ongoing clinical trials of competing product candidates for the same indication;
•	patient referral practices of physicians;
•	risk that enrolled subjects will drop out or die before completion;
•	competition for patients from other clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•

travel restrictions and other potential limitations by federal, state, or local governments affecting the workforce or affecting clinical research site policies implemented in response to the COVID-19 pandemic;

•	delays in or temporary suspension of the enrollment of patients in our ongoing and planned clinical trials due to the COVID-19 pandemic;
•	proximity and availability of clinical trial sites for prospective patients; and
•	continued enrollment of prospective patients by clinical trial sites.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical trials may be delayed or terminated. We have already experienced meaningful delays to our clinical trials as a result of the impact of COVID-19 on both our clinical sites and the willingness of stem cell donors and transplant recipients to travel to our clinical sites. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. Any delays in completing our clinical trials will increase our costs, delay or prevent our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any delays in completing our clinical studies for our product candidates may also decrease the period of commercial exclusivity. Any of these occurrences may significantly harm our business, financial condition and prospects.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be significantly impacted if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or obtain more significant acceptance in the market than any product candidates that we develop. Additionally, our commercial opportunities will be significantly impacted if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of diseases in our current or future target population. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

While there are currently no FDA- or EMA-approved cell-based therapies for the indications we are currently targeting, other approved or commonly used drugs and therapies for our current or future target diseases, such as use of tacrolimus and MMF for prevention of organ transplant rejection, or nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that we are also seeking to address. For example, a number of third parties, such as Jasper Therapeutics, Inc. and Magenta Therapeutics, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. A number of other companies are also seeking to decrease the incidence and severity of Graft vs. host disease (“GvHD”) in HSCT. If any of these endeavors prove to be successful, the anticipated advantages of our Facilitated Allo-HSCT Therapy in comparison to the then existing standard of care could be eliminated and the demand for our Facilitated Allo-HSCT Therapy could be materially impacted.

We expect that, if our one-time investigational therapy is approved, it will be priced in a manner that will reflect its long-term clinical, economic, and humanistic value. Such a pricing model may entail a single upfront cost or multiple installments contingent upon demonstration of continued benefit that will likely be more expensive than the upfront cost or initial annual costs of competitive generic products that must be taken chronically. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development. Many of our competitors or potential competitors have significantly greater market presence, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements or mergers with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, commercial and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to, which will limit our ability to develop or commercialize our product candidates. Our competitors may also develop products that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or noncompetitive before we can recover the expenses of development and commercialization.

Delays in the clinical development or delays in or our ability to achieve regulatory approval, if at all, and commercialization of our product candidates, if approved, would have a material adverse effect on our business.

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on the design and implementation of clinical trials;
•

delay or failure in obtaining authorization to commence a trial, including the delay or ability to generate sufficient preclinical data to support initiation of clinical trials, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a trial;

•

delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	the inability of CROs to perform under these agreements, including due to impacts from the COVID-19 pandemic on their workforce;
•

delay or failure in obtaining institutional review board (“IRB”) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials or the ineligibility of a site to participate in our clinical trials;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;
•	inability to identify and maintain a sufficient number of trial sites, including because potential trial sites may not have the capabilities required for the indication that we are treating;
•	failure of our third-party clinical trial managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
•	delay or failure in adding new trial sites, including due to changes in policies of the clinical research sites or local IRBs;
•	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;
•

feedback from the FDA, the IRB, data safety monitoring boards (“DSMBs”) or comparable foreign authorities, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for a trial;

•	unacceptable benefit/risk profile, unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a product candidate;
•

lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions, failure by us or third parties to comply with regulatory requirements, or lack of adequate funding to continue a clinical trial.

Furthermore, clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, including as a result of clinical sites, investigators or other third parties deviating from the trial protocol, failing to conduct the trial in accordance with regulatory and contractual requirements, and/or dropping out of a trial. For example, we rely on a single clinical investigator at Northwestern Medical Center (“Northwestern”) to provide ongoing data from our Phase 2 clinical trial. This investigator is our lead principal investigator for FREEDOM-1, and we anticipate that this investigator and site will be our highest enroller in our FREEDOM-1 and FREEDOM-2 clinical trials. In the event that our lead investigator at Northwestern or that site deviates materially from our trial protocol or our or the clinical site’s regulatory or contractual obligations, our clinical trials could be adversely affected.

In addition, disruptions caused by the COVID-19 pandemic and emerging variants of the virus may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a DSMB for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with prioritized domestic inspections resuming in July 2020. FDA may not be able to continue its current pace for reviews of applications for medical products and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and our Phase 2 trial in LDKT does not ensure that later clinical trials, including our ongoing Phase 3 clinical trial of FCR001 in LDKT, will generate adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of FCR001 or any future product candidates we develop. Moreover, later audits of our earlier clinical data, such as from our Phase 2 clinical trial, may reveal inaccuracies or deviations impacting the integrity of those data. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Our Phase 2 trial was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our ongoing and planned clinical trials to date have been or will be open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias”. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that each of our planned and ongoing clinical trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our primary endpoints and therefore are unlikely to be influenced in any manner by patient or investigator bias, our trials may utilize secondary endpoint patient reported outcome measures and, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

If later-stage clinical trials such as our FREEDOM-1 trial do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, no therapies for inducing immune tolerance to a transplanted organ or restoring tolerance to self in an autoimmune disease have been approved to date, and the FDA or other regulatory authorities may not agree with our interpretation and may require that we conduct additional clinical trials to support the regulatory approval of our product candidates. If we fail to obtain results in our planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

As a result, the top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “top-line,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the clinical updates, or the interim, “top-line,” or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Our product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused or risks exacerbated by our product candidates or associated conditioning regimens or treatment protocols could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. Such side effects could include known side effects or safety risks that are exacerbated by the combination of HSCT and LDKT in our clinical trials. In such an event, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Additionally, during the course of our product development programs, FDA or comparable foreign regulatory authority review teams may change and new agency personnel may view the risk-benefit profile of any product candidates we may develop differently than prior agency review teams. Any negative views as to the risk-benefit profile of FCR001 or any product candidates we may develop in the future could lead FDA or comparable foreign regulatory authorities to require that we conduct additional clinical trials or could require more onerous clinical trial designs for any ongoing or future clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, while we note the summary of safety findings we have gathered to date, certain populations of patients receiving our Facilitated Allo-HSCT Therapy may experience side effects in greater frequency or severity than others who may receive our product candidates and additional clinical research is planned to more fully understand the safety profile of our product candidates in our patient populations and indications of focus. Furthermore, we or others may later identify undesirable side effects caused by our products, including during any long-term follow-up observation period, such as that involved in our FREEDOM-1 trial and previous trials of FCR001 in LDTK.

In particular, LDKT and HSCT involve certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic diseases treated with HSCT experience primary engraftment failure, resulting in severe complications, including death. GvHD also accounts for approximately 10% of deaths following allogeneic HSCT. In LDKT, certain severe complications, such as severe infection requiring discontinuation of immunosuppression, graft rejection or loss, or even death, can occur. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, it may be difficult to determine whether these complications were or were not related to our investigational therapy, and we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were potentially the result of HSCT, LDKT or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which include certain pre-specified stopping requirements, and which call for our DSMB to review all available clinical data in making a recommendation regarding the trial’s continuation. However, there may be a failure by trial sites to effectively execute our clinical trial protocols, including during any long-term follow-up period for our clinical trials during the conduct of future clinical trials or following any product approval we may receive. In addition, HSCT is associated with an increased risk of cancer. Among the likely causes of this increased risk is the total body irradiation and high-dose chemotherapy used in myeloablative conditioning regimens. We believe non-myeloablative conditioning regimens have the potential to help obviate this increased risk, however, patients receiving Facilitated Allo-HSCT Therapy in clinical trials after non-myeloablative conditioning have developed cancer after transplant. For example, a patient, a lifelong smoker, in our Phase 2 clinical trial developed non-small cell carcinoma of the lung approximately four years after HSCT.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused or risks exacerbated by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Other potentially significant negative consequences include that:

•	we may be forced to suspend marketing of that product, or decide to remove the product form the marketplace;
•	regulatory authorities may withdraw or change their approvals of that product;
•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	we may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or to sued and held liable for harm caused to subjects or patients; and
•	the product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

We intend to develop FCR001, and potentially future product candidates, in other indications and in combination with other therapies, which exposes us to additional risks. Combination therapies and additional indications involve additional complexity and risk that could delay or cause our programs to stall or fail; development of such programs may be more costly, may take longer to achieve regulatory approval and may be associated with unanticipated adverse events.

We intend to develop FCR001, and may develop future product candidates, for use in combination with nonmyeloablative conditioning and related conditioning drugs, and in our LDKT trials, we will administer FCR001 to patients taking standard of care immunosuppressive therapies. Clinical development and commercialization of combination therapies involve additional complexity and risk, including without limitation, those involving drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, the development of FCR001 or any other current or future product candidate could be delayed, halted or otherwise fail to receive or maintain approval and may be less successful commercially.

We also intend to develop FCR001 or related product candidates for a number of different indications, including solid organ transplant, severe autoimmune diseases and other severe non-malignant disorders for which allo-HSCT has previously been observed to provide potential clinical benefit. Depending on the indication, patients may manifest a variety of differing co-morbidities, may be more or less vulnerable to our conditioning regimen, and may be more or less susceptible to certain severe adverse events or complications in the near or longer term, including cancer, infection, blood disorders and other life-threatening conditions. If any of these conditions or complications were to affect a patient who is participating in one of our clinical trials, it may be difficult or impossible to determine whether these adverse events or complications are related to the original or underlying condition or to our Facilitated Allo-HSCT Therapy. Given that our trials will enroll a relatively small number of patients, even a small number of severe adverse events or serious complications could result in the delay or halt of development of our product candidates in one or more of our targeted indications.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any product candidate can unexpectedly fail at any stage of further development. The historical failure rate for product candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted a Phase 2 trial of FCR001 in LDKT. We do not know whether FCR001 will perform in our subsequent planned clinical trials, including in diffuse systemic sclerosis and deceased donor kidney transplant, as it has performed in our initial LDKT Phase 2 trial. In addition, if our clinical results are not successful, we may terminate clinical trials for a product candidate and abandon any further research or studies of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

We may not be able to maintain orphan drug designation for FCR001 or obtain orphan drug designation for our future product candidates, or to obtain and maintain the benefits associated with orphan drug designation.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or therapies for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than five in 10,000. The FDA has granted FCR001 orphan drug designation for the prophylaxis of organ rejection without the need for chronic immunosuppression in patients receiving living donor kidney transplantation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product.

Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects no more than five in 10,000 persons in the E.U. when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the E.U. to justify the necessary investment. Moreover, in order to obtain orphan designation in the E.U. it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the E.U. or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the E.U., orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Products receiving orphan designation in the E.U. can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the E.U. for pediatric studies. However, the ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation—for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the first applicant consents to a second orphan medicinal product application; or
•	the first applicant cannot supply enough orphan medicinal product.

If we do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

The incidence and prevalence of the target patient population for FCR001 are based on estimates and third-party sources. If the market opportunity for FCR001 or our other product candidates is smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity for FCR001 in any given indication will depend on, among other things, acceptance of FCR001 by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with FCR001, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm our business, financial condition, results of operations and prospects.

We have received Regenerative Medicine Advanced Therapy (“RMAT”) designation for FCR001 for LDKT. This designation may not necessarily lead to a faster development or regulatory review or approval process, and will not necessarily increase the likelihood that FCR001 will receive marketing approval.

We have received RMAT designation from the FDA for FCR001 for the prophylaxis of organ rejection without the need for chronic immunosuppression in patients receiving LDKT. A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

We may never obtain FDA approval for any of our product candidates in the United States, and even if we do, we may never obtain approval for or commercialize any of our product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In addition to regulations in the United States, to market and sell our product candidates in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing and validation and additional administrative review periods. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the European Union, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Even if our product candidates receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by us and/or any future contract manufacturing organizations (“CMOs”) and CROs for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of cell therapies and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (“cGMP”), Good Clinical Practices (“GCP”), current good tissue practices (“cGTP”), and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend, withdraw or modify regulatory approval;
•	suspend or modify any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our products.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any current or future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

Our relationships with customers, third-party payors, physicians and healthcare providers will be subject to applicable anti-kickback, fraud and abuse, and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Physicians, hospitals and third-party payors are often slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other;

•

federal civil and criminal false claims laws, including the False Claims Act, and the civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

•

the federal beneficiary inducement statute, includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

In addition to the above, on November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) were scheduled to became effective January 19, 2021, but their effective date has been delayed by the Biden administration until January 1, 2023. We continue to evaluate what effect, if any, these rules will have on our business.

Efforts to ensure that our current and future business arrangements with third parties, and our business generally, continue to comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with any such laws and regulations. If our operations, including our arrangements with physicians and other healthcare providers, are found to be in violation of any such laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, reputational harm, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements, and/or the curtailment or restructuring of our operations, as well as additional reporting obligations oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to similar penalties.

We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our collaborators, vendors or other relevant third parties to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, operations and financial performance.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials.

There are numerous federal, state, local and international laws, regulations and guidance regarding privacy, information security and processing, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or data protection obligations. Data protection laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and our failure or perceived failure to address or comply with these laws could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products; result in litigation and liability; and otherwise result in other material harm to our business.

For example, in the United States, HIPAA, as amended by HITECH, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and, if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”), 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

Additionally, US States have begun introducing privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. The CCPA and the CPRA could substantially impact our business.

We may also be subject to additional privacy restrictions in various foreign jurisdiction around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation 2016/679 (“GDPR”). The GDPR is wide-ranging and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the E.U., often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the E.U.-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. Companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the E.U.-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the U.K. to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the E.U.-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of E.U. personal data outside of the E.U. (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to privacy, information security and processing.

With applicable data protection laws, privacy policies and data protection obligations imposing complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, we have faced and may face additional challenges in addressing and complying with them, and making necessary changes to our privacy policies and practices, and may incur material costs and expenses in an effort to do so, any of which could materially adversely affect our business operations and financial results, and may reduce the overall demand for our products.

We strive to comply with applicable data protection laws, privacy policies and data protection obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, collaborators or vendors do not comply with applicable data protection laws, privacy policies and data protection obligations. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal or foreign laws or regulation, our internal policies and procedures, representations or our contracts governing the processing of personal data could result in negative publicity, disruptions or interruptions in our operations, fines, penalties, lawsuits, liability, inability to process personal data, diversion of time and effort, proceedings against us by governmental entities, or other adverse effects to our business.

Our employees, principal investigators, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee and third party fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, litigation and serious harm to our reputation. It is not always possible to identify and deter employee and third party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

If product liability lawsuits are brought against, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to study subjects or patients;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	diversion of management and scientific resources from our business operations;
•	the inability to commercialize any products that we may develop; and
•	a decline in our share price.

We currently hold product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to Commercialization of Our Product Candidates

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of our product candidates as demonstrated in clinical trials;
•	the clinical indications and patient populations for which any product candidate is approved;
•	acceptance by physicians and patients of the product candidate as a safe and effective treatment;
•	the administrative and logistical burden of treating patients, including the availability and accessibility of healthcare provider sites for administering infusions to patients;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the safety of our product candidates seen in a broader patient group, including their use outside the approved indications;
•	any contraindications or restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of our therapy in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third-party payors, providers and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.

Our ability to commercialize any product candidate successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

The pricing and reimbursement of our product candidates, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as our therapies. Sales of our product candidates will depend substantially on the extent to which the costs of our product candidates will be covered and paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payors.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Additionally, the process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our ability to successfully commercialize any product candidate for which we obtain regulatory approval. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

We are initially targeting rare diseases with small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate. We are also initially developing products that are designed to be used one time. We expect the cost of one-time cell therapy products, such as those we are developing, to be substantial, when and if they achieve market approval. We believe a value-based price for our one-time therapies should encompass both short- and long-term clinical, health economic, and humanistic value. Recently approved one-time cell therapies can command prices that may expose payors to higher upfront costs than annual costs for existing therapies administered chronically. Accordingly, healthcare providers may face challenges securing reimbursement from payors for one-time therapies that necessitate higher upfront or near-term payments even if the long-term treatment cost with the one-time therapy is less expensive than the long-term cost for existing treatments. Ultimately, payors may not be willing to pay high prices for a one-time therapy.

In the United States, solid organ transplants and hematopoietic stem cell transplants are performed in tertiary hospitals, particularly high volume centers of excellence situated in major metropolitan areas. Most of these hospitals are part of large regional health systems and are likely to be the main adopters of FCR001 and our other Facilitated Allo-HSCT products. To ensure optimal adoption of our products at these hospitals, we will need to secure implementation of our novel treatment protocols at the facility, and in some cases, systemic level. Moreover, adoption at the hospital and health system level will depend heavily upon hospital administrators’ confidence they can be adequately reimbursed by payors for our product and any incremental costs they incur to administer our products.

Solid organ transplant and hematopoietic stem cell transplant (“HSCT”) procedures are currently reimbursed at capitated case rates for both commercial payors and Medicare (“DRG”) in the U.S. Whereas it takes time for CMS to approve a new DRG, we anticipate seeking outlier payments (typically billed under CPT Category III Codes—a set of temporary (T) codes assigned to emerging technologies, services, and procedures) plus a New Technology Add-on Payment (“NTAP”) to bridge any funding gaps between current transplant DRGs and the incremental cost for FCR001—akin to what was done for CAR-T therapies. As with CAR-T therapies, we anticipate that a new DRG will likely need to be issued to provide full reimbursement of our Facilitated Allo-HSCT Therapy to providers. If a new DRG is not granted within three years of the approval of FCR001 in the United States, this could compromise our or hospitals’ ability to obtain adequate reimbursement for FCR001, which in turn could negatively affect commercial adoption of our therapy. We also recognize that as one-time cell therapies become an increasingly prominent component of medical practice for a range of conditions, that manufacturers, hospitals, health systems and public and private payors may refine their pricing and reimbursement models to balance short-term costs with long-term potential systemic savings from such therapies. For example, some products have risk-sharing models in which the total cost is amortized over multiple installments that are contingent upon annual confirmation of continued benefit. We believe that a therapy such as FCR001 may be reimbursed under such models, given that there are objective measures of continued benefit (e.g., continued lack of need for immunosuppression evidenced by absence of signs of organ rejection). However, some payors, most notably Medicare, do not currently have reimbursement mechanisms in place for multi-year, risk-sharing pricing models. The lack of such mechanisms could pose constraints to the total treatment cost for our products.

There may be significant delays in obtaining coverage and reimbursement for newly approved therapies, and coverage may be more limited than the purposes for which the therapy is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any therapy will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for our therapies, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of our therapy and the clinical setting in which it is used, and may be incorporated into existing payments for other services. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Net prices for our therapies may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.

Further, third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise the capital needed to commercialize products and our overall financial condition.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Since its enactment, there have been executive, judicial and Congressional challenges to numerous elements of the Affordable Care Act. For example, the former President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Further, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 pandemic relief legislation suspended these reductions from May 1, 2020 through December 31, 2021. In addition, in January 2013, the American Taxpayer Relief Act of 2012 (“ATRA”) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the former administration’s proposals. On November 20 2020, CMS also issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. For example, on December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed until January 1, 2023. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

Additionally, there is a risk that any granted exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We are at an early stage of establishing an organization that would eventually be responsible for the sale, marketing and distribution of our therapy, if approved, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we will have to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

Risks Related to Manufacturing

We currently operate our own manufacturing facility and intend to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs for FCR001, which will require significant resources. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We operate our own dedicated cGMP cell processing facility, located on the campus of the University of Louisville, where we manufacture our product candidates for our current and planned clinical trials. Although we are currently operating our manufacturing facility, our operations remain subject to review and oversight by the FDA, and the FDA could object to our use of our manufacturing facility or the processes used therein.

We have begun to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs for FCR001 for LDKT. In order to scale-up our manufacturing capabilities and facility, we will require substantial additional funds and will need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to a commercial facility. If we fail to complete any construction in an efficient manner, recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Our manufacturing facility would also need to be licensed for the production of our product candidates by the FDA. Even if our manufacturing facility is approved by the FDA, we would be subject to ongoing periodic unannounced inspection by the FDA, corresponding state agencies and potentially third party collaborators to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

We expect to use the same manufacturing process and starting material for future programs as those that we have used in our Phase 2 and Phase 3 trials of FCR001 for LDKT, except that our starting materials and process may be different for programs where we derive our component cells from a deceased donor. However, our use of this manufacturing process in our Phase 2 and Phase 3 trials may not be successfully replicated in subsequent trials, which could adversely affect our ability to scale-up our manufacturing processes or obtain or maintain the requisite licenses and approvals from the FDA to commercialize our product candidates.

We believe that our manufacturing processes can be scaled-up to address our commercial needs. However, there can be no assurance that we will not encounter difficulties in scaling out our manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional FDA approvals. We may encounter difficulties in scaling out production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. The actual cost to manufacture and process our product candidates could also be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such product candidate. These risks become more acute as we scale-up for commercial quantities, where a reliable source of product becomes critical to commercial success. The commercial viability of any of our product candidates, if approved, will depend on our ability to produce our personalized cell therapy at a large scale. Failure to achieve this level of supply could jeopardize the successful commercialization of our therapy.

The manufacture of a cell therapy is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of raw materials, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our cell therapy or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot ensure that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

We may fail to manage the logistics of collecting and shipping donor cell material to the manufacturing site and shipping the product candidate to the patient. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could cause breakage or contamination of our products and prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to donor material as it moves to the manufacturing facility, through the manufacturing process, and to the recipient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

Our manufacturing capabilities could be affected by cost-overruns, resource constraints, unexpected delays, equipment failures, labor shortages or disputes, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, jeopardize our ability to provide our product candidates to patients, and have a material adverse effect on our business, financial condition, results of operations and prospects. For example, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing supplies for, or timely manufacture, the products needed for our clinical trials, which could lead to delays in these trials.

Our product candidates are uniquely manufactured for each patient and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities.

The manufacturing process used to produce our product candidates is novel and has not been validated for commercial production. Our product candidates comprise a composition of hematopoietic stem cells (“HSCs”), facilitating cells (“FCs”) and Alpha Beta T-cell

Receptor Cells (“αßTCR+ T cells”), the dose of each of which is tailored to the recipient using our proprietary manufacturing process. Due to the personalized nature of the product candidate, we expect the cost to manufacture our product candidates to be high.

Although we have qualified and obtained positive initial FDA feedback on our potency assays for each of our active cell components in FCR001, we must validate the potency assays prior to submission of a marketing application for FCR001. Potency assays have traditionally proven difficult to develop for cell-based products and must be validated prior to approval. There can be no assurance that we will be able to validate our potency assays to FDA’s satisfaction, or that FDA will not want us to develop different or alternative potency assays for FCR001 or other product candidates. Any such development could delay or prevent approval of FCR001 or our other product candidates.

There is a risk of manufacturing issues associated with the differences in donor starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and variability in product characteristics. Even minor deviations from our normal manufacturing processes could result in reduced production yields, lot failures, product defects, product delays, product recalls, product liability claims and other supply disruptions. If for any reason we lose a donor’s starting material or one of our custom-manufactured products at any point in the process, the manufacturing process for that recipient will need to be restarted and the resulting delay may adversely affect that recipient’s outcome. Because our product candidate is manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor to the manufacturing facility, through the manufacturing process and on to the patient. Further, as our product candidate is developed through preclinical to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. If we make these types of changes, we may not achieve our intended objectives and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.

Although we continually attempt to optimize our manufacturing process, doing so is a difficult and uncertain task and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. If we are unable to adequately validate or scale-up our manufacturing processes, we may encounter lengthy delays in commercializing our product candidates. We may continue to manufacture our product ourselves or we may ultimately decide to outsource our manufacturing to a third party CMO. We may not be successful in transferring our production system to such manufacturer, or the manufacturer(s) on whom we rely may not have the necessary capabilities to complete the implementation and development process. If we are able to adequately validate and scale-up the manufacturing processes for our product candidates with a contract manufacturer, we will still need to negotiate an agreement for commercial supply with that contract manufacturer and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are approved and commercialized.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval processes and, if we choose to outsource our commercial production, we will need to contract with manufacturers who we believe can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we are unable to reliably produce our cell therapy candidate to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize our products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or any CMOs we may contract with in the future will be able to manufacture the approved product to specifications and under cGMPs acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements. Our inability to do so could have a material adverse effect on our business, financial condition, prospects and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any personalized product lot, together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a specific product lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

Our product candidate requires specific shipping, storage, handling and administration at the clinical sites, including cold-chain logistics, which could subject our product candidates to risk of loss or damage.

Our product candidates are sensitive to temperature, storage and handling conditions. They must be stored at very low temperatures in specialized freezers or specialized shipping containers until immediately prior to use. For administration, the cryopreserved product container must be carefully removed from storage, and rapidly thawed under controlled temperature conditions in an area proximal to the patient’s bedside and administered into the patient. The handling, thawing and administration of the cryopreserved therapy product must be performed according to specific instructions, typically using specific disposables, specific bags and in some steps within specific time periods. Failure to correctly handle our product, including the potential breakage of the cryopreservation bags or to follow the instructions for thawing and administration and or failure to administer our product within the specified period post-thaw could negatively impact the efficacy and or safety of our product, or cause a loss of product.

In addition, our product candidates must be cryopreserved/frozen using specialized equipment and following specific procedures in order to be stored without damage in a cost-efficient manner and without degradation. We may encounter difficulties in further optimization of freezing and thawing methodologies, and also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen or thawed form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals. If we are unable to freeze FCR001 or other cell-based therapies we may develop for storage and shipping purposes, our ability to promote adoption and standardization of our products, as well as achieve economies of scale by centralizing production facilities, will be limited.

Even if we are able to successfully freeze and thaw FCR001 without damage in a cost-efficient manner and without degradation to the satisfaction of the FDA to support regulatory approval, we will still need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which we may be unable to accomplish. Failure to effectively scale-up our cold-chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply. For these and other reasons, we may not be able to manufacture FCR001 or other cell-based therapies we may develop at commercial scale or in a cost-effective manner.

The process of manufacturing cell therapies is inherently susceptible to contamination. If microbial, viral or other contaminations are discovered in any product candidate or in our manufacturing facility, our manufacturing facility may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our cell therapy product candidates are manufactured from the cells of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. These types of contaminations could result in manufacturing delays which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects.

If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.

Damage to our manufacturing facility or disruption to our operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, cyberattack, unauthorized entry or other events, such as a flu or other health epidemic (such as the COVID-19 pandemic), could affect our manufacturing processes.

In particular, our manufacturing facility, located on the Health Science Center campus of the University of Louisville, supplies all of our clinical needs, and any damage or disruption to that facility could cause a loss of products or materials or otherwise adversely affect our ability to manufacture our current and any future product candidates in support of our clinical trials. It may require substantial lead time to repair, and we may not have control over such repairs. The property damage and business interruption insurance coverage on our facility that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

Any damage or disruption to the University of Louisville’s operations, including the foregoing events, may also adversely affect our business. For example, disruption to any of the utilities provided to our facility by University of Louisville (HVAC, electrical, water, etc.) could inhibit or prevent us from being able to manufacture our product candidates. Moreover, if we are unable to obtain key inputs used in our manufacturing process, disinfectants or other materials required to maintain “clean room” sterility in our manufacturing facility, we may be unable to manufacture products entirely. Any failure of our building systems could also adversely affect our operations, including but not limited to equipment malfunctions, failure to follow specific protocols and procedures, and issues relating to air handling and other utilities. Any significant disruption to our manufacturing facility or processes would likely have an adverse impact on our business.

Any adverse developments affecting manufacturing operations for our current and any future product candidates may result in lot failures, inventory shortages, shipment delays, product losses or other interruptions in the supply of our product candidates for an undetermined period of time. We may also have to write off raw material and drug product inventory, incur other charges and expenses for key manufacturing inputs that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the clinical demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

Our manufacturing process needs to comply with regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals. Further, as our preclinical and clinical programs and the manufacture of our product candidates are dependent on human donor material, we are or could be subject to additional regulations and requirements.

The FDA, EMA and comparable foreign regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA and comparable foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards, including for the manufacture, packaging or testing of biological products.

We may encounter difficulties in achieving quality control and quality assurance or meeting regulatory expectations. Our facilities are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, packaging, or storage of our product candidates as a result of our failure to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

In addition, our clinical programs and the manufacture of our product candidates are dependent on human donor material. Procurement of certain human organs for transplantation is subject to the National Organ Transplant Act of 1984 (“NOTA”), which prohibits the acquisition, receipt, or transfer of any human organ for valuable consideration for use in human transplantation. We depend on third parties who arrange for living donor kidney transplants to comply with applicable NOTA requirements and we do not know whether any failure by such third parties to comply with NOTA requirements could impact the integrity or usability of data in our clinical trials.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials with a policy limit that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could adversely affect our business, financial condition, results of operations and prospects.

The process for treatment using cell therapies is subject to human and systemic risks.

The “ vein-to-vein” cycle for treating patients using our Facilitated Allo-HSCT Therapeutic Approach and other cell-based targeted therapies typically takes approximately four to twelve weeks and involves a large number of steps, as well as human participants. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of our cell therapy treatment process. We cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated. Our cell therapies are uniquely manufactured for each recipient, so they must be administered only to the recipient matched to the donor from which the cellular source material was collected. While we implement specific identifiers, lot numbers and labels with cross checks for our products and operations from collection of cellular source material, through manufacture of drug product, transport of product to the clinical site up to thawing and administration of the product, it is possible that a product may be administered into the wrong patient. If our cell therapies were to be administered into the wrong recipient, the recipient could suffer harm, including experiencing a severe adverse immune reaction and this event, should it happen, could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We are dependent on a limited number of suppliers and, in some cases sole suppliers, for some of our components and materials used in our product candidates.

Our manufacturing process, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec, or Miltenyi, as the sole supplier.

We cannot be sure that our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Additionally, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or reagents for our current and any future product candidates for our clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with our commercial supply. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While we try to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of our business relationship. We also pursue multiple sources for the critical components of our manufacturing process, but there are, in general, relatively few alternative sources of supply for these components and we may not be successful in securing these additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including on account of the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of our product candidates, the FDA must review and approve the individual components of our production process, which includes raw materials, the manufacturing processes and facilities of our suppliers and CMOs. Some of our current suppliers may not have undergone this process, and may not have had any components included in any product approved by the FDA.

Our reliance on external suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•	a lack of long-term commercial supply arrangements for key components with our suppliers;
•	the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•	a delay in delivery due to our suppliers prioritizing other customer orders over ours; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

If any of these risks materialize, costs could significantly increase and our ability to conduct our clinical trials and, if our product candidates are approved, to meet demand for our products could be impacted. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production of our product candidates.

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our product candidates, including but not limited to governmental agencies and university laboratories, CMOs, CROs, distribution and supply (logistics) services organizations, contract testing organizations (“CTOs”), consultants or consultant organization with specialized knowledge based expertise. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs, CTOs, and other third parties does not relieve us of our regulatory responsibilities. For example, we rely on a single third-party investigator to provide ongoing data from our Phase 2 clinical trial. We, our CROs and clinical sites are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs, and in particular, our single third-party investigator for our Phase 2 company-sponsored trial, or clinical trial sites fail to adhere to our clinical trial protocols or to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Further, the performance of our CROs has been, and may again in the future be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our current product candidates and any future product candidates.

We may not realize the benefits of strategic alliances that we may form in the future or of potential future product acquisitions or licenses.

We may desire to form strategic alliances, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or businesses, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

If we license products or acquire businesses, we may not be able to realize the benefit of these transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following an acquisition or license, we will achieve the financial or strategic results that would justify the transaction.

Risks Related to Our Intellectual Property

We depend substantially on intellectual property licensed from the ULRF, and termination of this license could result in the loss of significant rights, which would materially harm our business.

We depend substantially on the ULRF license for our intellectual property, data and know-how. The ULRF License, imposes, and we expect that future license agreements will impose, various development, diligence, commercialization and other obligations on us. This license may be terminated upon certain conditions. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize our product candidate. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those related to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators.

If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. In addition, the resolution of any such disputes could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may rely on third parties from whom we license proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect such licensed intellectual property, our ability to commercialize products could suffer.

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements—both that we own or possess or that are owned or possessed by our collaborators that are in-licensed to us under licenses, including the ULRF License—to protect the intellectual property related to our technology and product candidates. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. For example, our product candidates and Facilitating Allo-HSCT Therapy are protected by patents or patent applications of ULRF that we have licensed and as confidential know-how and trade secrets. Additionally, our earlier stage product candidates are not yet protected by any patents or patent applications. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is highly uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office (“USPTO”) and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. Further, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Thus, we may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover our product candidates, third parties may challenge the validity, ownership, enforceability or scope thereof, which may result in these patents being narrowed, invalidated, circumvented, or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable.

Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same or similar effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates and dissuade companies from collaborating with us.

We may also desire to seek a license from a third party who owns intellectual property that may be necessary or useful for providing exclusivity for our product candidates, or for providing the ability to develop and commercialize a product candidate in an unrestricted manner. There is no guarantee that we will be able to obtain a license from such a third party on commercially reasonable terms, or at all.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain patents licensed from third parties. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We and our collaborators have filed a number of patent applications covering our product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our collaborators were the first to file any patent application related to a product candidate. We or our collaborators may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO, the European Patent Office and other non-U.S. patent offices.

Even if granted, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent generally occurs 20 years after the earliest U.S. non-provisional application is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical trials or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product candidates under patent protection, if approved, could be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products, as we may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the European Union, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of our licensed patents are subject to the provisions of the Bayh-Dole Act.

If we are sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay our development and commercialization efforts.

Our commercial success depends, in part, on us and our future collaborators not infringing the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. For example, we are aware of certain issued patents that may cover some of our product candidates, and while we believe these patent claims are not valid and would not establish a basis for our operations to be enjoined, we may be subject to litigation and be obligated to pay reasonable royalties to the patent owners. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert infringement claims against us based on existing or future intellectual property rights, alleging that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of our product candidates that we failed to identify. For example, patent applications covering our product candidates could have been filed by others without our knowledge, since these applications generally remain confidential for some period of time after their filing date. Even pending patent applications that have been published, including some of which we are aware, could be later amended in a manner that could cover our product candidates or their use or manufacture. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. In addition, we may have analyzed patents or patent applications of third parties that we believe are relevant to our activities and believe that we are free to operate in relation to any of our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which may block our efforts or potentially result in any of our product candidates or our activities infringing their claims.

If we or our future collaborators are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. If any issued third-party patents were held by a court of competent jurisdiction to be valid and enforceable and cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expires. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. Additionally, in the event of a successful intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, or to redesign our infringing product candidates, which may be impossible or technically infeasible, or require substantial time and monetary expenditure. In addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business.

We may face claims that we misappropriated, or otherwise acted unjustly or in bad faith with respect to, the confidential information or trade secrets of third parties, including collaborators or former collaborators. If we are found to have misappropriated a third party’s trade secrets, or otherwise to have acted unjustly or in bad faith with respect to such trade secrets, we may be prevented from further using these trade secrets, which could limit our ability to develop our product candidates, or may be otherwise subject to monetary damages.

We may face claims that we misappropriated, or otherwise acted unjustly or in bad faith with respect to, the confidential information or trade secrets of third parties, including collaborators or former collaborators. Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. Parties making claims against us may be able to sustain the costs of litigation more effectively than we can because they have substantially greater resources. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product candidates, programs or intellectual property. Any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. As a result of all of the foregoing, any actual or threatened intellectual property claim, including claims that we acted unjustly or in bad faith with respect to the intellectual property of others, could prevent us from developing or commercializing a product candidate, subject us to monetary damages, or force us to cease some aspect of our business operations.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on all of our product candidates in all countries throughout the world would be prohibitively expensive. Our intellectual property rights in certain countries outside the United States may be less extensive than those in the United States. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we and our future collaborators may not be able to prevent third parties from practicing our inventions in countries outside the United States, or from selling or importing infringing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or where we do not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where we and our collaborators have patent protection but where enforcement is not as strong as that in the United States. These infringing products may compete with our product candidates in jurisdictions where we or our future collaborators have no issued patents or where we do not have exclusive rights under the relevant patents, or our patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our collaborators to stop the infringement of our patents or marketing of competing products in violation of our intellectual property rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our future collaborators. We or our future collaborators may not prevail in any lawsuits that we or our collaborators initiate, and even if we or our collaborators are successful, the damages or other remedies awarded, if any, may not be commercially meaningful.

In some jurisdictions, including European Union countries, compulsory licensing laws compel patent owners to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our future collaborators are forced to grant a license to third parties under patents relevant to our business, or if we or our future collaborators are prevented from enforcing patent rights against third parties, our competitive position may be substantially impaired in such jurisdictions.

We cannot ensure that additional patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

We have issued and pending U.S. and foreign patent applications in our portfolio, however, we cannot predict:

•	if and when additional patents may issue based on our patent applications;
•	the scope of protection of any patent issuing based on our patent applications;
•	whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and
•

whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may obtain. Even if the patents are issued based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

Some intellectual property has been discovered through government-funded programs and thus may be subject to federal regulations such as certain reporting requirements, a preference for U.S.-based companies, and the possibility of “march-in” rights. Compliance with such regulations or the inability to obtain a waiver for meeting such requirements may limit our ability to contract with non-U.S. manufacturers, or, in the unlikely event of the government exercising their “march-in” rights, may limit our exclusive rights.

Some of our intellectual property rights were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in certain of our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). To our knowledge, however, the U.S. government has, to date, not exercised any march-in rights on any patented technology that was generated using U.S. government funds. The U.S. government also has the right to take title to these inventions if we or the applicable grantee fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights. Our patent applications cannot be enforced against third parties practicing the technology claimed in these applications unless and until a patent issues from the applications, and then only to the extent the issued claims cover the technology. In the future, we or our collaborators may elect to initiate legal proceedings to enforce or defend our or our collaborators’ intellectual property rights, to protect our or our collaborators’ trade secrets or to determine the validity, ownership, enforceability or scope of our intellectual property rights. Any claims that we or our collaborators assert against perceived infringers could also provoke these parties to assert counterclaims against us or our collaborators alleging that we or our collaborators infringe their intellectual property rights or that our intellectual property rights are invalid or unenforceable.

Interference or derivation proceedings provoked by third parties, brought by us or our collaborators, or declared by the USPTO may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our collaborators may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings before the USPTO or in non-U.S. jurisdictions relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could result in us losing our valuable intellectual property rights, require us or our collaborators to cease using the related technology and commercializing our product candidates, or require us to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our collaborators a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our collaborators. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Any intellectual property proceedings can be expensive and time-consuming. Our or our collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our collaborators can. Accordingly, despite our or our collaborators’ efforts, we or our collaborators may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights, particularly in countries where the laws may not protect our rights as fully as in the United States. Even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our common stock could be adversely affected.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our technology could be materially adversely affected and our business could be harmed.

In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our product candidates, thus eroding our competitive position in the market.

Trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, collaborators, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to our competitors. In addition, our competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, the laws of certain foreign countries do not protect proprietary rights such as trade secrets to the same extent or in the same manner as the laws of the United States. Misappropriation or unauthorized disclosure of our trade secrets to third parties could impair our competitive advantage in the market and could materially adversely affect our business, results of operations and financial condition.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who are or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In particular, our founder and Chief Scientific Officer, Suzanne T. Ildstad, MD, is the Jewish Hospital Distinguished Professor of Transplantation Research, Director of the Institute for Cellular Therapeutics, and a Professor in the Department of Surgery with associate appointments in the Departments of Physiology & Biophysics and Microbiology & Immunology at the University of Louisville School of Medicine. Our Chief Technology Officer, Michael Zdanowski, and certain other employees or consultants were previously employed at Medeor Therapeutics, Inc. (“Medeor Therapeutics”), which is developing a cell therapy similar to ours. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Changes in U.S. or foreign patent laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and also affects patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review and, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Our Business, Growth and Industry

Our business has been adversely affected by the ongoing COVID-19 pandemic, and could be further adversely affected by the effects this and other of public health epidemics in regions where we, or third parties on which we rely have significant research, development or production facilities, concentrations of clinical trial sites or other business operations.

Our business has been adversely affected by the COVID-19 pandemic, and could be further adversely affected by this and other public health epidemics in regions where we, and third parties on which we rely, such as CROs or suppliers, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of those third-parties, and adversely affect our business. For example, the performance of our CROs may also be delayed or disrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could impact personnel at our manufacturing facilities, including our ability to manufacture FCR001, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and manufacturing activities.

In addition, our clinical trials have been and may be further affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment has been and may be further delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, some of our patients may not be able to comply with clinical trial protocols and follow-ups if quarantines impede patient movement, interrupt healthcare services, reduce patient access to trial investigators, hospitals and trial sites, and limit on-site personnel support at various trial sites. Similarly, COVID-19 may adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, thereby adversely impacting our clinical trial operations and enrollment timelines.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these potential effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Scott Requadt, our Chief Executive Officer; Suzanne T. Ildstad, MD, our founder and Chief Scientific Officer; Nancy Krieger, MD, our Chief Medical Officer; Michael Zdanowski, our Chief Technology Officer; and Mary Kay Fenton, our Chief Financial Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our main operations at our cell processing facility in Louisville, Kentucky, and we also maintain a corporate office in Wellesley, Massachusetts. Competition for skilled personnel, particularly in the rapidly growing cell and gene therapy (“CGT”) market, is intense, particularly in Massachusetts, which serves as headquarters to many other biopharmaceutical companies and many academic and research institutions, and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. It may be difficult or time-consuming to recruit all of the qualified personnel that we need in order to scale-up our manufacturing operations in Louisville.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2021, we had 82 full-time employees and 24 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical studies and clinical trials effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical and clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

If our security measures are compromised now, or in the future, or the security, confidentiality or integrity or availability of our information technology, software, services, communications or data is compromised, limited, or fails, this could result in a materially adverse impact, including without limitation, damage to our reputation, significant financial and legal exposure, breach or triggering of data protection laws, privacy policies and data protection obligations, disruption to our clinical trial or administrative activities, or loss of customers or collaborators.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our business, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information, as well as intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors, consultants and relevant third parties are vulnerable to several threats, including without limitation damage from computer viruses, unauthorized access, terrorism, war, natural disasters, and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, phishing attacks, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Although we have not, to our knowledge, experienced a material security incident, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data protection laws, privacy policies and other data protection obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches.

If we, our service providers, collaborators, or other relevant third parties have experienced or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent disclosure of sensitive information or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, legal liability, government investigations an inability to conduct our clinical trials, regulatory investigations, enforcement actions, indemnity obligations, the disruption of our operations, delays to the development and commercialization of our product candidates, negative publicity and financial loss. A failure by us or relevant third parties to detect, anticipate, measure or detect such security incidents could result in similar material adverse impacts.

Additionally, applicable data protection laws, privacy policies and data protection obligations may require us to notify relevant stakeholders of security breaches, including affected individuals, customer and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our products or security measures or a breach of contract claim. There can be no assurances that the limitations of liability in our contract would be enforceable or adequate or would otherwise protect us from liabilities or damages.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other material adverse impacts arising out of our privacy and security actions we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or that results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our manufacturing operations, and those of our CROs, suppliers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use our U.S. net operating loss carryforwards and certain other U.S. tax attributes may be limited.

Our ability to use our U.S. federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses.

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of March 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $10.1 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other collaborators may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We are subject to U.S. anti-corruption laws and regulations and can face serious consequences for violations.

We are subject to anti-corruption laws, including the U.S. domestic bribery statute contained in 18 U.S.C. 201, the U.S. Travel Act, and the U.S. Foreign Corrupt Practices Act of 1977, as amended. These anti-corruption laws generally prohibit companies and their employees, agents, and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or illegal activities of our agents and intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. Violations of anti-corruption laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. Likewise, any investigation of potential violations of anti-corruption laws could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or cell therapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including intellectual property or stockholder litigation;
•	changes in the structure of health care payment systems;
•	general political and economic conditions, including impacts from the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition, results of operation and future prospects.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Prior to our initial public offering, our executive officers, directors, and 5% stockholders beneficially owned approximately 82.1% of our fully diluted voting stock as of March 31, 2021. 8,825,000 shares of common stock were sold in our initial public offering, and not accounting for any shares purchased in the offering by certain of our existing stockholders (or their affiliates), we anticipate that same group will hold approximately 63.7% of our outstanding voting stock following the offering. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, even after our initial public offering, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our offering in May 2021, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock and non-voting common stock that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions applicable to emerging growth companies and smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require, among other things, that we file with the Securities and Exchange Commission (the “SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

The dual class structure of our capital stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our capital stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Citadel Multi-Strategy Equities Master Fund Ltd. holds an aggregate of 1,150,000 shares of our non-voting common stock. Based on the shareholdings of this entity as of immediately prior to our offering, at any time, upon written notice, this entity could convert a portion of these shares of non-voting common stock until it and its affiliates beneficially own up to an aggregate of 9.9% of our shares of common stock. Consequently, if this holder of our non-voting common stock exercises its option to make this conversion, this will have the effect of increasing the relative voting power of the prior holder of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters.

Anti-takeover provisions under our certificate of incorporation and bylaws and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. In the event one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the period between January 1, 2021 to March 31, 2021, we issued to employees, directors and consultants, options to purchase an aggregate of 737,319 shares of our common stock at a weighted-average exercise price of $6.70 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On May 6, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from Registered Securities

On May 11, 2021, after the end of the period covered by this Quarterly Report on Form 10-Q, we completed our initial public offering, (our “IPO”), in which we issued and sold 8,825,000 shares of common stock, $0.0001 par value per share, at a price to the public of $17.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (333-255316) was filed with the SEC on May 3, 2021 and declared effect on May 6, 2021. The underwriters of the offering were Morgan Stanley & Co. LLC, SVB Leerink LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC. Our IPO commenced on May 7, 2021 and terminated without the sale of 1,323,750 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares.

We raised approximately $139.5 million in net proceeds after deducting underwriting discounts and commissions of $10.5 million, but before deducting other offering expenses of approximately $2.8 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers (or their affiliates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We had not used any of the net proceeds from our IPO as of March 31, 2021 as the offering did not close until May 11, 2021. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

10.1#

Offer Letter, by and between the Registrant and Mary Kay Fenton, as amended, dated January 21, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-255316) filed on April 16, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALARIS THERAPEUTICS, INC.

Date: June 14, 2021	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2021	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)