Form 10-Q
period 2021-06-30
Talaris Therapeutics, Inc.
filed 2021-08-12
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2021, the registrant had 41,345,884 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$36,297	$17,589
Marketable securities	229,923	131,899
Prepaid and other current assets	4,250	1,263
Total current assets	270,470	150,751
Property and equipment, net	2,255	2,013
Other assets	89	14
Total assets	$272,814	$152,778
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,265	$767
Accrued expenses	3,396	2,637
Total current liabilities	4,661	3,404
Share repurchase liability	800	996
Contingent stock liability	—	373
Total liabilities	5,461	4,774
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of June 30, 2021 and 40,000,000 shares authorized, issued and outstanding (liquidation preference of $40,000) as of December 31, 2020	—	37,383
Series A-1 convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of June 30, 2021 and 28,000,000 shares authorized, issued and outstanding (liquidation preference of $35,000) as of December 31, 2020	—	34,272
Series B convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of June 30, 2021 and 62,499,993 shares authorized, issued and outstanding (liquidation preference of $114,994) as of December 31, 2020	—	114,496
Total convertible preferred stock	—	186,151
Stockholders’ deficit
Common stock, $0.0001 par value, 140,000,000 voting shares authorized and 39,421,134 shares issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of June 30, 2021 and 36,366,101 shares authorized and 7,087,130 issued and outstanding as of December 31, 2020	4	1
Additional paid-in-capital	330,980	4,879
Accumulated deficit	(63,665)	(43,014)
Accumulated other comprehensive income (loss)	34	(13)
Total stockholders’ equity (deficit)	267,353	(38,147)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$272,814	$152,778

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$7,570	$3,402	$14,473	$6,932
General and administrative	3,487	1,335	5,589	2,779
Total operating expenses	11,057	4,737	20,062	9,711
Loss from operations	(11,057)	(4,737)	(20,062)	(9,711)
Interest and other income (expense), net	(295)	74	(589)	200
Net loss	$(11,352)	$(4,663)	$(20,651)	$(9,511)
Unrealized gain on marketable securities	25	7	47	20
Total other comprehensive loss	(11,327)	(4,656)	(20,604)	(9,491)
Total comprehensive loss	$(11,327)	$(4,656)	$(20,604)	$(9,491)
Net loss attributable to common stockholders	$(11,352)	$(4,663)	$(20,651)	$(9,511)
Net loss per common share, basic and diluted	$(0.41)	$(0.73)	$(1.19)	$(1.49)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	27,373,165	6,397,025	17,322,734	6,393,581

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2019	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,204	$(20,307)	$—	$(17,102)
Stock-based compensation expense	—	—	—	—	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	—	—	—	—	(4,848)	—	(4,848)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	13	13
Balance at March 31, 2020	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,327	$(25,155)	$13	$(21,814)
Issuance of common stock upon exercise of stock options	—	$—	—	$—	—	$—	26,530	$—	$25	$—	$—	$25
Stock-based compensation expense	—	—	—	—	—	—	—	—	119	—	—	119
Net loss	—	—	—	—	—	—	—	—	—	(4,663)	—	(4,663)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	7	7
Balance at June 30, 2020	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,416,667	$1	$3,471	$(29,818)	$20	$(26,326)

Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	$(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,204,311	$1	$5,837	$(52,313)	$9	$(46,466)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	$1	$137,165	$—	$—	$137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(34,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	100,436	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	—	—	896	—	—	896
Net loss	—	—	—	—	—	—	—	—	—	(11,352)	—	(11,352)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Balance at June 30, 2021	—	$—	—	$—	—	$—	40,571,134	$4	$330,980	$(63,665)	$34	$267,353

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,651)	$(9,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	193
Accretion and amortization of marketable securities, net	302	(101)
Stock-based compensation expense	1,731	243
Fair value adjustment of contingent stock liability	735	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,986)	771
Other assets	(75)	6
Accounts payable	497	203
Accrued expenses	150	(540)
Net cash used in operating activities	(20,029)	(8,736)
Cash flows from investing activities:
Purchases of property and equipment	(522)	(695)
Purchases of marketable securities	(174,844)	(23,104)
Maturities of marketable securities	76,564	7,910
Net cash used in investing activities	(98,802)	(15,889)
Cash flows from financing activities:
Proceeds from issuance of common stock	139,523	—
Common stock issuance costs	(1,735)	—
Payment of partial settlement of contingent stock liability	(277)	—
Proceeds from exercise of stock options	28	24
Net cash provided by financing activities	137,539	24
Net increase (decrease) in cash and cash equivalents	18,708	(24,601)
Cash and cash equivalents at beginning of period	17,589	38,978
Cash and cash equivalents at end of period	$36,297	$14,377

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$72	$131
Deferred issuance costs included in accounts payable and accrued expenses	$634	$—
Issuance of shares of common stock in partial settlement of contingent stock liability	$831	$—

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

Initial Public Offering

The Company completed an initial public offering (“IPO”) on May 11, 2021 in which the Company issued and sold 8,825,000 shares of its common stock at a public offering price of $17.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO was $150.0 million before underwriting discounts and commissions and other expenses of approximately $12.9 million. Upon completion of the offering, the Company’s outstanding convertible preferred stock was automatically converted into shares of common stock and non-voting common stock. Following the IPO, there were no shares of preferred stock outstanding. Prior to the IPO, on April 30, 2021, the Company’s board of directors and shareholders approved a one-for-5.35 reverse share split of issued and outstanding common shares and incentive shares and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company incurred a net loss of $20.7 million and $22.7 million, respectively, and used $20.0 million and $19.2 million in cash for operations, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $63.7 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $36.3 million and marketable securities of $229.9 million as of June 30, 2021, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of fair value of the Company’s common stock, determination of the fair value of stock option grants and estimates related to the amount of prepaid and accrued research and development expenses as of the balance sheet date. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted primarily of checking and savings deposits and money market fund holdings.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of June 30, 2021 and December 31, 2020.

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

The Company’s contingent stock liability as of  December 31, 2020 (see Note 3) is carried at fair value determined according to the fair value hierarchy described above (Level 3).

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recently completed its IPO and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero because the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Prior to the Company’s IPO, the Company considered the estimated fair value of the common stock as of the measurement date in determining the exercise price for options granted. The estimated fair value of the common stock was determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, forecasted future operations of the Company, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. The fair value for options granted since the Company’s IPO are based on the closing stock price on grant date.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of June 30, 2021 and December 31, 2020.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity (deficit). The Company’s comprehensive loss included unrealized gains related to marketable securities for the three and six months ended June 30, 2021 and 2020.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses, (“ASC 326”), which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost; (2) loan commitments and certain other off-balance-sheet credit exposures; (3) debt securities and other financial assets measured at fair value through other comprehensive income; and (4) beneficial interests in securitized financial assets. The adoption of ASC 326 in January 2021 had no material impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 removes certain disclosures, modifies certain disclosures, and adds additional disclosures. ASU No. 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-13 in January 2020 had no material impact on the Company’s financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$35,728	$35,728	$—	$—
Marketable securities	229,923	11,231	218,692	—
Total financial assets measured at fair value	$265,651	$46,959	$218,692	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$13,943	$13,943	$—	$—
Marketable securities	131,899	11,169	120,730	—
Total financial assets measured at fair value	$145,842	$25,112	$120,730	$—
Financial liabilities:
Contingent stock liability	$373	$—	$—	$373
Total financial liabilities measured at fair value	$373	$—	$—	$373

The contingent stock liability in the table above represents the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (“ULRF”) in connection with its amended and restated exclusive license agreement with the Company. In conjunction with the Company’s IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see Note 8). A rollforward of the contingent common stock liability, which is measured at fair value for the three and six months ended June 30, 2021 and 2020, is represented as follows (in thousands):

Fair value as of January 1, 2020	$63
Change in fair value	—
Fair value as of March 31, 2020	63
Change in fair value	—
Fair value as of June 30, 2020	$63

Fair value as of January 1, 2021	373
Change in fair value	360
Fair value as of March 31, 2021	733
Change in fair value	375
Share issuance in partial settlement of contingent stock	(831)
Cash payment in partial settlement of contingent stock	(277)
Fair value as of June 30, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Prior to the Company’s IPO, the Company’s contingent stock liability was classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there was no public market for the Company’s common stock prior to May 2021, the estimated fair value was determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of each valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events occurred which management believed would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. The fair value of the Company’s common stock used to value the contingent stock liability as of December 31, 2020 was $5.72.

4. Marketable Securities

The fair value of the Company’s marketable securities as of June 30, 2021 and December 31, 2020 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2021 and the year ended December 31, 2020. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of June 30, 2021 and December 31, 2020, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$192,649	$33	$(4)	$192,678
Government and agency securities	21,272	5	—	21,277
Corporate debt securities	15,968	2	(2)	15,968
Total	$229,889	$40	$(6)	$229,923

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$73,331	$3	$(10)	$73,324
Corporate debt securities	33,319	1	(11)	33,309
Government and agency securities	25,262	4	—	25,266
Total	$131,912	$8	$(21)	$131,899

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$2,606	$102
Prepaid research and development expenses	1,010	702
Other current assets	634	459
Total prepaid and other current assets	$4,250	$1,263

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$2,928	$2,666
Construction in progress	608	491
Leasehold improvements	601	580
Computer equipment	368	264
Furniture and fixtures	261	255
Total property and equipment	4,766	4,256
Less accumulated depreciation	(2,511)	(2,243)
Property and equipment, net	$2,255	$2,013

Depreciation expense was $0.3 million and $0.4 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Compensation and benefit costs	$1,450	$1,400
Professional fees, consulting and other	1,317	449
Research and development expenses	629	788
Total accrued expenses	$3,396	$2,637

8. Commitments and Contingencies

Leases

The Company currently has three active lease agreements for office and laboratory space and related equipment. The primary lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. The Company maintains a lease for office space in Wellesley, Massachusetts, with a termination date in March 2021. The Company entered into a month to month lease agreement for the office space in Wellesley effective as of April 2021 and in June 2021, finalized an amended lease agreement for the office space in Wellesley. The amended lease commencement date will be the later of September 2021 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 39 months from the commencement date. The Company will maintain its current office space in Wellesley until the commencement of the amended lease agreement. The Company maintains a third lease for ancillary office space in Louisville, Kentucky. This lease has a termination date in December 2021.

The future minimum rent payments relating to all three of the Company’s facility operating leases under the terms and conditions existing as of June 30, 2021, as well as the additional leases the Company has entered into between the date of these financial statements and the date they were available to be issued (as described in Note 13), are summarized as follows (in thousands):

Years Ending December 31,
2021	$400
2022	$1,105
2023	$1,015
2024	$391
Total	$2,911

The Company incurred rent expense of $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

In addition, upon execution of the ULRF License Agreement, the Company granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to the Company’s first underwritten public offering or any transaction that is treated as a deemed liquidation event, the Company is required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event.

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of June 30, 2021, the contingent stock liability was fully satisfied. As of December 31, 2020, the Company measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3).

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

Dividends—The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock), unless the holders of the Convertible Preferred Stock receive a dividend on each outstanding share of Convertible Preferred Stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of Convertible Preferred Stock as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of the applicable series of Convertible Preferred Stock or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of the applicable series of Convertible Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the original issue price of the applicable series of Convertible Preferred Stock. No dividends were declared or paid during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Mandatory Conversion—All outstanding shares of Convertible Preferred Stock are automatically convertible based upon either (a) the closing of a firm-commitment underwritten public offering in which the aggregate gross proceeds to the Company of at least $60,000,000 of gross proceeds to the Company and have an offering price to the public of at least $9.84 per share or (b) the vote or written consent of holders of at least a majority of the Convertible Preferred Stock outstanding at that time with respect to the conversion of the Convertible Preferred Stock then all outstanding shares of Convertible Preferred Stock shall automatically be converted into shares of common stock at the then effective conversion rate and such shares may not be reissued. Upon the completion of the Company’s IPO in May 2021, all Convertible Preferred Stock was converted to shares of common stock or non-voting common stock. Series A Convertible Preferred Stock was converted into 7,476,632 shares of common stock, Series A-1 Convertible Preferred Stock was converted into 5,233,637 shares of common stock and Series B Convertible Preferred Stock was converted into 10,532,229 shares of common stock and 1,150,000 shares of non-voting common stock.

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of June 30, 2021, no undesignated preferred stock was outstanding.

Common Stock Reserved

The number of shares of common stock that have been reserved for the potential conversion of Preferred Stock, outstanding stock options granted and stock options available for grant under the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”) and shares reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) are as follows:

	June 30,	December 31,
	2021	2020
Conversion of Series A Preferred Stock	—	7,476,632
Conversion of Series A-1 Preferred Stock	—	5,233,637
Conversion of Series B Preferred Stock	—	11,682,229
Restricted stock related to early exercise of common stock options	739,107	932,279
Outstanding common stock options	3,533,831	2,745,185
Shares reserved for issuance under equity incentive plans	2,938,229	1,143,820
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	852,971	—
Contingent stock	—	65,186
Total	8,064,138	29,278,968

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. The number of shares reserved and available for issuance under the plan will increase on January 1, 2022, and each January 1 thereafter through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. The expense incurred under this plan for the three and six months ended June 30, 2021 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

Equity Incentive Plans

In April 2021, the Company’s board of directors and stockholders approved the 2021 Plan and terminated the 2018 Plan with respect to any unissued awards. The 2021 Plan became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 Plan provides for the issuance of up to 3,015,907 new share-based awards, as well as the 3,381,382 options to purchase common stock then outstanding under the 2018 Plan, for a total of 6,397,289 shares. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Plan.

As of June 30, 2021, 2,938,229 shares remained available for future grant under the 2021 Plan. 3,459,060 options were outstanding under the 2021 Plan and 2018 Plan as of June 30, 2021.

The Company’s 2021 Plan provides for the Company to sell or issue common stock or restricted common stock or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, nonemployees and members of the board of directors of the Company. The 2021 Plan is administered by the board of directors or at the discretion of the board of directors by the compensation committee of the board. The exercise prices, vesting periods, and other restrictions are determined at the discretion of the compensation committee of the board of directors, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the contractual term of stock option may not be greater than 10 years. Stock options granted to date typically vest over four years.

  Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors under the 2021 Plan and 2018 Plan are presented as follows:

	Six months ended June 30,
	2021	2020
Fair value of common stock	$5.72 - $16.80	$0.96
Dividend yield	—	—
Volatility	80.60% - 91.25%	72.80%
Risk-free interest rate	0.50% - 1.07%	0.44% - 1.46%
Expected term (years)	6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2020	2,745,185	$4.20	9.40	$4,183
Granted	818,822	7.71
Exercised	(24,442)	1.14
Cancelled	(1,335)	1.45
Forfeited	(4,399)	1.94
Options outstanding—June 30, 2021	3,533,831	$5.03	9.10	$34,119
Options exercisable—June 30, 2021	657,071	$3.20	8.44
Options vested and expected to vest—June 30, 2021	1,575,606	$1.89	8.01

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Six months ended June 30,
	2021	2020
Weighted-average grant-date fair value per option of total options granted	$5.52	$1.07
Aggregate intrinsic value of stock options exercised	138	5

As of June 30, 2021, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $10.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expense	$417	$39	$743	$81
General and administrative expense	479	81	988	162
Total	$896	$120	$1,731	$243

12. Net Loss Per Share Attributable to Common Stockholders

Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss and net loss attributable to common stockholders	$(11,352)	$(4,663)	$(20,651)	$(9,511)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.73)	$(1.19)	$(1.49)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	27,373,165	6,397,025	17,322,734	6,393,581

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

	Six months ended June 30,
	2021	2020
Convertible preferred shares (as converted to common stock and non-voting common stock)	—	10,467,283
Options to purchase common stock	3,533,831	2,411,925
Restricted stock related to early exercise of options to purchase common stock	739,107	—
Contingent common stock (as converted to common stock)	—	65,186
	4,272,938	12,944,394

13. Subsequent Events

The Company has evaluated subsequent events through August 12, 2021, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Leases

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas. The agreement has a term of five months with the option to extend on a month-to-month basis at the end of original term. The Company plans to utilize the space under this lease on a temporary basis while construction of a permanent laboratory is completed.

Also in July 2021, the Company entered into a second lease agreement for laboratory space in Houston, Texas. The term of the lease shall commence on the later of the date the landlord delivers the leased premises to the Company with improvements completed or September 1, 2021. The term of the lease will be 36 months from the commencement date.

In August 2021, the Company entered into a sublease agreement for additional office space in Louisville, Kentucky. The sublease term commences on September 1, 2021 and has a term of 27 months.

The future minimum rent payments for the leases noted above have been included in the disclosures in Note 8.

.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, an initial public offering (“IPO”). Through June 30, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $20.7 million for the six months ended June 30, 2021, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $63.7 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $266.2 million as of June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements at least into

2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of June 30, 2021, we have paid ULRF $0.1 million in milestone payments and $0.1 million in annual maintenance fees, for a total of $0.2 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of June 30, 2021, we had no liability to ULRF for contingent common stock. As of December 31, 2020, we measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3 in accompanying audited financial statements).

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$7,570	$3,402	$4,168
General and administrative	3,487	1,335	2,152
Total operating expenses	11,057	4,737	6,320
Loss from operations	(11,057)	(4,737)	(6,320)
Interest and other income (expense), net	(295)	74	(369)
Net loss	$(11,352)	$(4,663)	$(6,689)

Research and development expenses

	Three months ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development program expenses:
FCR001 clinical and pre-clinical programs	$1,940	$744	$1,196
Indirect research and development expenses:
Personnel related (including stock-based compensation)	4,062	2,012	2,050
Facilities and other operating costs	1,568	646	922
Total research and development expenses	$7,570	$3,402	$4,168

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $7.6 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020. The increase of $4.2 million was primarily due to:

•

An increase of $2.1 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment activities, as well as increases in stock-based compensation expense related to the increased value of our common stock;

•

An increase of $1.2 million in FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial as additional clinical sites are activated and additional subjects are enrolled, as compared to the same quarter in 2020 when COVID-19 related delays limited such activity, and start-up activities of our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and

•

An increase of $0.9 million in other unallocated costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended June 30, 2021 and 2020

	Three months ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,470	$435	$1,035
Professional and consulting fees	460	395	65
Facility-related and other	1,557	505	1,052
Total general and administrative expenses	$3,487	$1,335	$2,152

General and administrative expenses were $3.5 million for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020. The increase in general and administrative costs of $2.2 million was primarily due to:

•

An increase of $1.0 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization, and increased stock compensation expense stemming from additional grants as well as higher valuations for grants;

•	An increase of $1.1 million in facility-related and other expenses primarily due to increased director and officer insurance expense following our IPO in May 2021; and
•	An increase of $0.1 million in professional and consulting fees related to increased accounting fees in support of additional quarterly and annual reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the three months ended June 30, 2021 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance, $(0.1) million of net amortization expense on our marketable securities and $(0.4) million in expense related to a fair value adjustment of our contingent stock liability. Other income, net in the three months ended June 30, 2020 was comprised of $0.1 million of interest income and net accretion income on our marketable securities.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$14,473	$6,932	$7,541
General and administrative	5,589	2,779	2,810
Total operating expenses	20,062	9,711	10,351
Loss from operations	(20,062)	(9,711)	(10,351)
Interest and other income (expense), net	(589)	200	(789)
Net loss	$(20,651)	$(9,511)	$(11,140)

Research and development expenses

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development program expenses:
FCR001 clinical and pre-clinical programs	$3,789	$1,927	$1,862
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,836	3,862	3,974
Facilities and other operating costs	2,848	1,143	1,705
Total research and development expenses	$14,473	$6,932	$7,541

Research and development expenses were $14.5 million for the six months ended June 30, 2021, compared to $6.9 million for the six months ended June 30, 2020. The increase of $7.6 million was primarily due to:

•

An increase of $4.0 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment, as well as increases in stock-based compensation expense related to the increased value of our common stock;

•

An increase of $1.9 million in FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial as additional clinical sites are activated and additional subjects are enrolled, as compared to the same period in 2020 when COVID-19 related delays limited such activity from March to June, and start-up activities of our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and

•

An increase of $1.7 million in other unallocated costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,408	$1,128	$1,280
Professional and consulting fees	1,181	653	528
Facility-related and other	2,000	998	1,002
Total general and administrative expenses	$5,589	$2,779	$2,810

General and administrative expenses were $5.6 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020. The increase in general and administrative costs of $2.8 million was primarily due to:

•

An increase of $1.3 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization, and increased stock compensation expense stemming from additional grants as well as higher valuations for grants;

•	An increase of $1.0 million in facility-related and other costs primarily due to increased director and officer insurance expense following our IPO in May 2021; and
•	An increase of $0.5 million of professional fees primarily due to increased legal fees and increased accounting fees in support of additional quarterly and annual reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the six months ended June 30, 2021 was comprised of $0.4 million in interest income from our marketable securities and operating cash balance, $(0.3) million of net amortization expense on our marketable securities and $(0.7) million in expense related to a fair value adjustment of our contingent stock liability. Other income, net in the six months ended June 30, 2020 was comprised of $0.1 million of interest income and $0.1 million of net accretion income on our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through June 30, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the

timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.                       As of June 30, 2021, we had cash and cash equivalents of $36.3 million and marketable securities of $229.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(20,029)	$(8,736)	$(11,293)
Net cash provided used in investing activities	(98,802)	(15,889)	(82,913)
Net cash provided by financing activities	137,539	24	137,515
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,708	$(24,601)	$43,309

Cash Flow from Operating Activities

During the six months ended June 30, 2021, operating activities used $20.0 million of cash, due to our net loss of $20.7 million and $2.4 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $3.1 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $3.0 million increase in prepaids and other current assets and a $0.1 million increase in other assets related to deposits for our Wellesley, MA amended lease agreement. These were offset by a $0.7 million increase in accounts payable and accrued expenses driven by timing and IPO issuance cost accruals. Non-cash charges primarily consisted of $1.7 million of stock-based compensation expense, $0.7 million of expense related to the fair value adjustment of our contingent stock liability and $0.6 million of depreciation on fixed assets and amortization of marketable securities.

During the six months ended June 30, 2020, operating activities used $8.7 million of cash, due to our net loss of $9.5 million partially offset by $0.5 million of cash provided by changes in our operating assets and liabilities and non-cash charges of $0.3 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $0.8 million decrease in prepaids and other current assets primarily driven by a refund of prepaid clinical site payments. Non-cash charges primarily consisted of $0.2 million of depreciation expense and $0.2 million of stock-based compensation expense offset by $0.1 million of accretion income on investments.

Cash Flow from Investing Activities

During the six months ended June 30, 2021, investing activities used $98.8 million of cash, due to purchases of marketable securities of $174.8 million and purchases of property and equipment of $0.5 million, partially offset by maturities of marketable securities of $76.6 million.

During the six months ended June 30, 2020, investing activities used $15.9 million of cash, due to purchases of marketable securities of $23.1 million and purchases of property and equipment of $0.7 million, partially offset by maturities of marketable securities of $7.9 million.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $137.5 million due to net proceeds after deducting underwriting discounts and commissions of 139.5 million from our IPO partially offset by other IPO expenses paid of $1.7 million and payment in satisfaction of ULRF contingent stock liability of $0.3 million.

During the six months ended June 30, 2020, net cash provided by financing activities was an immaterial amount primarily consisting of proceeds from exercise of stock options.

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

We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded CMC operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards IND filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)	$2,910	$951	$1,792	$167	$—
Total	$2,910	$951	$1,792	$167	$—

(1)

Represents our future minimum lease obligation under our non-cancelable operating leases for our manufacturing facility in Louisville, KY, office space in Wellesley, MA, laboratory space in Houston, TX and additional corporate space in Louisville, KY.

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

Determination of the Fair Value of Common Stock

As there had been no public market for our common stock prior to the closing of our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points. Our common stock valuation was prepared using the option-pricing method (“OPM”), which used a market approach to estimate our enterprise value, as well as the probability-weighted expected return method (“PWERM”) and the hybrid method, a combination of OPM and PWERM.

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

The assumptions used to determine the fair values of stock options granted to employees and directors during the six months ended June 30, 2021 and 2020, are presented as follows:

	June 30,	June 30,
	2021	2020
Fair value of common stock	$5.72 - $16.80	$0.96
Dividend yield	—	—
Volatility	80.60% - 91.25%	72.80%
Risk-free interest rate	0.50% - 1.07%	0.44% - 1.46%
Expected term (years)	6.25	6.25

The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Once a public trading market for our common stock was established in connection with the completion of our IPO, our board of directors no longer have to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is now determined based on the quoted market price of our common stock.

Grant of Stock-Based Awards

The following table sets forth by grant date the number of shares subject to options granted between January 1, 2021 and June 30, 2021, the per share exercise price of the options, the fair value of common stock per share on each grant date, and the per share estimated fair value of the options:

Grant date	Number of shares subject options granted	Per share exercise price of options	Fair value per common share on grant date	Black- Scholes value per share on grant date
January 2021	58,876	$5.72	$5.72	$3.95
February 2021—March 2021	678,443	$6.79	$6.79	$4.80
June 2021	81,503	$16.80	$16.80	$12.67

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $36.3 million and $17.6 million, respectively. As of June 30, 2021 and December 31, 2020, we had marketable securities of $229.9 million and $131.9 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021 and year ended December 31, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of June 30, 2021, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $11.4 million for the three months ended June 30, 2021, $20.7 million for the six months ended June 30, 2020, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $63.7 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $266.2 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the European Medicines Agency (“EMA”), and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. For example, we are utilizing transplant recipient chimerism as a surrogate marker for long-term immune tolerance in our ongoing Phase 3 trial of FCR001 in living donor kidney transplantation (“LDKT”). We are evaluating this as a secondary endpoint, but it has not yet been validated by the FDA, EMA or other regulatory agencies, and as result, such agencies could reject such an endpoint or interpret its significance differently than we do. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

The “vein-to-vein” cycle for treating patients using our Facilitated Allo-HSCT Therapeutic Approach and other cell-based targeted therapies typically takes approximately four to twelve weeks and involves a large number of steps, as well as human participants. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of our cell therapy treatment process. We cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated. Our cell therapies are uniquely manufactured for each recipient, so they must be administered only to the recipient matched to the donor from which the cellular source material was collected. While we implement specific identifiers, lot numbers and labels with cross checks for our products and operations from collection of cellular source material, through manufacture of drug product, transport of product to the clinical site up to thawing and administration of the product, it is possible that a product may be administered into the wrong patient. If our cell therapies were to be administered into the wrong recipient, the recipient could suffer harm, including experiencing a severe adverse immune reaction and this event, should it happen, could adversely affect our business, financial condition, results of operations and prospects.

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

In addition, our clinical trials have been and may be further affected by the COVID-19 pandemic, particularly as viral variants such as the COVID-19 delta variant, continue to proliferate in areas where we have clinical trials. Clinical site initiation and patient enrollment has been and may be further delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, some of our patients may not be able to comply with clinical trial protocols and follow-ups if quarantines impede patient movement, interrupt healthcare services, reduce patient access to trial investigators, hospitals and trial sites, and limit on-site personnel support at various trial sites. Similarly, COVID-19 and evolving variants may adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, thereby adversely impacting our clinical trial operations and enrollment timelines.

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

As of June 30, 2021, we had 91 full-time employees and 27 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $8.4 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 67.5% of our outstanding voting common stock as of June 30, 2021. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our capital stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Citadel Multi-Strategy Equities Master Fund Ltd. holds an aggregate of 1,150,000 shares of our non-voting common stock. This entity could convert a portion of these shares of non-voting common stock until it and its affiliates beneficially own up to an aggregate of 9.9% of our shares of common stock at any time upon written notice. Consequently, if this holder of our non-voting common stock exercises its option to make this conversion, this will have the effect of increasing the relative voting power of the prior holder of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the period between April 1, 2021 to June 30, 2021, we issued to employees, directors and consultants, options to purchase an aggregate of 81,503 shares of our common stock at a weighted-average exercise price of $16.80 per share. On May 6, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

In May 2021, we issued 48,889 shares of common stock to ULRF pursuant to the terms of our license agreement with ULRF.

We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering.

Use of Proceeds from Registered Securities

On May 11, 2021, we completed our initial public offering, (our “IPO”), in which we issued and sold 8,825,000 shares of common stock, $0.0001 par value per share, at a price to the public of $17.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255316) that was filed with the SEC on May 3, 2021 and declared effective on May 6, 2021. The underwriters of the offering were Morgan Stanley & Co. LLC, SVB Leerink LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC. Our IPO commenced on May 7, 2021.

We raised approximately $137.2 million in net proceeds after deducting underwriting discounts and commissions of $10.5 million and other offering expenses of approximately $2.4 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers (or their affiliates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. As of June 30, 2021, we had used approximately $5.1 million of the net offering proceeds, primarily to fund the advancement of our ongoing FREEDOM-1 Phase 3 trial, FREEDOM-2 Phase 2 trial and FREEDOM-3 Phase 2 trial, as well as for working capital and general corporate purposes. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

4.1#	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).
10.1#

2021 Stock Option and Incentive Plan and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).

10.2#	2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).
10.3#

Forms of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).

10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).
10.5#	Severance and Change in Control Plan (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).
10.6#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).
10.7#

Amended and Restated Exclusive License Agreement, by and between the Registrant and University of Louisville Research Foundation, Inc., dated October 31, 2018 (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021).

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

TALARIS THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)