Form 10-Q
period 2021-09-30
Talaris Therapeutics, Inc.
filed 2021-11-12
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 41,354,643 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,311	$17,589
Marketable securities	227,423	131,899
Prepaid and other current assets	3,493	1,263
Total current assets	258,227	150,751
Property and equipment, net	2,994	2,013
Other assets	104	14
Total assets	$261,325	$152,778
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,182	$767
Accrued expenses	3,800	2,637
Total current liabilities	4,982	3,404
Share repurchase liability	694	996
Contingent stock liability	—	373
Total liabilities	5,676	4,774
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of September 30, 2021 and 40,000,000 shares authorized, issued and outstanding (liquidation preference of $40,000) as of December 31, 2020	—	37,383
Series A-1 convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of September 30, 2021 and 28,000,000 shares authorized, issued and outstanding (liquidation preference of $35,000) as of December 31, 2020	—	34,272
Series B convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of September 30, 2021 and 62,499,993 shares authorized, issued and outstanding (liquidation preference of $114,994) as of December 31, 2020	—	114,496
Total convertible preferred stock	—	186,151
Stockholders’ deficit
Common stock, $0.0001 par value, 140,000,000 voting shares authorized and 39,562,723 shares issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of September 30, 2021 and 36,366,101 shares authorized and 7,087,130 issued and outstanding as of December 31, 2020	4	1
Additional paid-in-capital	332,222	4,879
Accumulated deficit	(76,606)	(43,014)
Accumulated other comprehensive income (loss)	29	(13)
Total stockholders’ equity (deficit)	255,649	(38,147)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$261,325	$152,778

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$9,183	$3,956	$23,655	$10,896
General and administrative	3,874	2,182	9,464	4,953
Total operating expenses	13,057	6,138	33,119	15,849
Loss from operations	(13,057)	(6,138)	(33,119)	(15,849)
Interest and other income (expense), net	116	(279)	(473)	(79)
Net loss	$(12,941)	$(6,417)	$(33,592)	$(15,928)
Unrealized (loss) gain on marketable securities	(5)	(12)	42	8
Total other comprehensive loss	(12,946)	(6,429)	(33,550)	(15,920)
Total comprehensive loss	$(12,946)	$(6,429)	$(33,550)	$(15,920)
Net loss attributable to common stockholders	$(12,941)	$(6,417)	$(33,592)	$(15,928)
Net loss per common share, basic and diluted	$(0.32)	$(0.94)	$(1.33)	$(2.44)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	40,669,412	6,823,163	25,190,479	6,537,820

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2019	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,204	$(20,307)	$—	$(17,102)
Stock-based compensation expense	—	—	—	—	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	—	—	—	—	(4,848)	—	(4,848)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	13	13
Balance at March 31, 2020	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,327	$(25,155)	$13	$(21,814)
Issuance of common stock upon exercise of stock options	—	$—	—	$—	—	$—	26,530	$—	$25	$—	$—	$25
Stock-based compensation expense	—	—	—	—	—	—	—	—	119	—	—	119
Net loss	—	—	—	—	—	—	—	—	—	(4,663)	—	(4,663)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	7	7
Balance at June 30, 2020	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,416,667	$1	$3,471	$(29,818)	$20	$(26,326)
Issuance of common stock upon exercise of stock options	—	$—	—	$—	—	$—	569,261	$—	$526	$—	$—	$526
Issuance of Preferred Stock A-1 upon exercise of stock options, net of issuance costs of $31	—	—	12,000,000	14,969	—	—	—	—	—	—	—	—
Issuance of Preferred Stock B upon exercise of stock options, net of issuance costs of $476	—	—	—	—	62,499,993	114,496	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	187	—	—	187
Net loss	—	—	—	—	—	—	—	—	—	(6,417)	—	(6,417)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2020	40,000,000	$37,383	28,000,000	$34,276	62,499,993	$114,496	6,985,928	$1	$4,184	$(36,235)	$8	$(32,042)

Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	$(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,204,311	$1	$5,837	$(52,313)	$9	$(46,466)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	$1	$137,165	$—	$—	$137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(34,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	100,436	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	—	—	896	—	—	896
Net loss	—	—	—	—	—	—	—	—	—	(11,352)	—	(11,352)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Balance at June 30, 2021	—	$—	—	$—	—	$—	40,571,134	$4	$330,980	$(63,665)	$34	$267,353
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	141,589	—	188	—	—	188
Issuance costs	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,054	—	—	1,054
Net loss	—	—	—	—	—	—	—	—	—	(12,941)	—	(12,941)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2021	—	$—	—	$—	—	$—	40,712,723	$4	$332,222	$(76,606)	$29	$255,649

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,592)	$(15,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	322
Accretion and amortization of marketable securities, net	378	(131)
Stock-based compensation expense	2,784	429
Fair value adjustment of contingent stock liability	735	311
Other	—	(4)
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,229)	905
Other assets	(92)	6
Accounts payable	210	94
Accrued expenses	1,213	434
Net cash used in operating activities	(30,158)	(13,562)
Cash flows from investing activities:
Purchases of property and equipment	(1,248)	(1,037)
Purchases of marketable securities	(210,789)	(51,124)
Maturities of marketable securities	114,929	23,224
Net cash used in investing activities	(97,108)	(28,937)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock A-1	—	15,000
Proceeds from issuance of Preferred Stock B	—	115,000
Proceeds from issuance of common stock	139,523	—
Common stock issuance costs	(2,369)	—
Payment of partial settlement of contingent stock liability	(277)	—
Proceeds from exercise of stock options	111	1,647
Net cash provided by financing activities	136,988	131,647
Net increase (decrease) in cash and cash equivalents	9,722	89,148
Cash and cash equivalents at beginning of period	17,589	38,978
Cash and cash equivalents at end of period	$27,311	$128,126

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$252	$78
Preferred stock issuance costs included in accounts payable and accrued expenses	$—	$508
Issuance of shares of common stock in partial settlement of contingent stock liability	$831	$—

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”), called Facilitated Allo-HSCT Therapy, that the Company believes has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe non-malignant blood, immune and metabolic disorders. The Company believes that these indications, individually and collectively, represent a significant unmet need and commercial opportunity. The Company maintains corporate offices in Boston, Massachusetts, a laboratory in Houston, Texas and its cell processing facility in Louisville, Kentucky.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company incurred a net loss of $33.6 million and $22.7 million, respectively, and used $30.2 million and $19.2 million in cash for operations, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $76.6 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $27.3 million and marketable securities of $227.4 million as of September 30, 2021, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of the fair value of stock option grants and estimates related to the amount of prepaid and accrued research and development expenses as of the balance sheet date. For periods presented prior to the Company’s IPO, significant estimates were used in the determination of the fair value of the Company’s common stock. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash and cash equivalents consisted primarily of checking and savings deposits,  money market fund holdings, and commercial paper.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company’s investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable investments that it believes minimizes the exposure to concentration of credit risk. The Company may invest in money market funds (minimum of $1 billion in assets), U.S. Treasury securities, corporate debt, bank debt, U.S. government-related agency securities, other sovereign debt, municipal debt and commercial paper. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of September 30, 2021 and December 31, 2020.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity (deficit). The Company’s comprehensive loss included unrealized gains related to marketable securities for the three and nine months ended September 30, 2021 and 2020.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$23,385	$23,385	$—	$—
Marketable securities	227,423	15,173	212,250	—
Total financial assets measured at fair value	$250,808	$38,558	$212,250	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$13,943	$13,943	$—	$—
Marketable securities	131,899	11,169	120,730	—
Total financial assets measured at fair value	$145,842	$25,112	$120,730	$—
Financial liabilities:
Contingent stock liability	$373	$—	$—	$373
Total financial liabilities measured at fair value	$373	$—	$—	$373

The contingent stock liability in the table above represents the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (“ULRF”) in connection with its amended and restated exclusive license agreement with the Company. In conjunction with the Company’s IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see Note 8). A rollforward of the contingent common stock liability, which is measured at fair value for the three and nine months ended September 30, 2021 and 2020, is represented as follows (in thousands):

Fair value as of January 1, 2020	$63
Change in fair value	—
Fair value as of March 31, 2020	63
Change in fair value	—
Fair value as of June 30, 2020	63
Change in fair value	310
Fair value as of September 30, 2020	$373

Fair value as of January 1, 2021	$373
Change in fair value	360
Fair value as of March 31, 2021	733
Change in fair value	375
Share issuance in partial settlement of contingent stock	(831)
Cash payment in partial settlement of contingent stock	(277)
Fair value as of June 30, 2021	—
Change in fair value	—
Fair value as of September 30, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Prior to the Company’s IPO, the Company’s contingent stock liability was classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there was no public market for the Company’s common stock prior to May 2021, the estimated fair value was determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of each valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events occurred which management believed would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. The fair value of the Company’s common stock used to value the contingent stock liability as of September 30, 2020 and December 31, 2020 was $5.72.

4. Marketable Securities

The fair value of the Company’s marketable securities as of September 30, 2021 and December 31, 2020 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2021 and the year ended December 31, 2020. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of September 30, 2021 and December 31, 2020, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$191,184	$29	$(1)	$191,212
Government and agency securities	25,189	5	(1)	25,193
Corporate debt securities	11,021	—	(3)	11,018
Total	$227,394	$34	$(5)	$227,423

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$73,331	$3	$(10)	$73,324
Corporate debt securities	33,319	1	(11)	33,309
Government and agency securities	25,262	4	—	25,266
Total	$131,912	$8	$(21)	$131,899

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$1,891	$102
Prepaid research and development expenses	748	702
Other current assets	854	459
Total prepaid and other current assets	$3,493	$1,263

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment	$3,404	$2,666
Computer equipment	800	264
Leasehold improvements	643	580
Construction in progress	479	491
Furniture and fixtures	346	255
Total property and equipment	5,672	4,256
Less accumulated depreciation	(2,678)	(2,243)
Property and equipment, net	$2,994	$2,013

Depreciation expense was $0.4 million and $0.4 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and benefit costs	$2,211	$1,400
Research and development expenses	912	788
Professional fees, consulting and other	677	449
Total accrued expenses	$3,800	$2,637

8. Commitments and Contingencies

Leases

The Company currently has six active lease agreements for office and laboratory space and related equipment. The primary lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. In September 2021, the Company entered into a sublease agreement for additional office space in Louisville, Kentucky. This sublease has a termination date in November 2023. The Company maintains a third lease for ancillary office space in Louisville, Kentucky. This lease has a termination date in December 2021.

The Company maintains a lease for office space in Wellesley, Massachusetts, that had an original termination date in March 2021. The Company entered into a month-to-month lease agreement for the office space in Wellesley effective as of April 2021 and in June 2021, finalized an amended lease agreement. The amended lease commencement date will be the later of September 2021 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 39 months from the commencement date. The Company will maintain its current office space in Wellesley until the commencement of the amended lease agreement. The amended lease had not commenced as of September 30, 2021.

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas. The agreement has a term of five months with the option to extend on a month-to-month basis at the end of the original term. The Company plans to utilize the space under this lease on a temporary basis while construction of a permanent lease is completed.  In July 2021, the Company entered into a second lease agreement for laboratory space in Houston, Texas (the “Houston Lease”).  The Houston Lease commencement date will be the later of September 2021 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 36 months from the commencement date. The Houston lease had not commenced as of September 30, 2021.

The future minimum rent payments relating to all six of the Company’s facility operating leases under the terms and conditions existing as of September 30, 2021, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued (as described in Note 13), are summarized as follows (in thousands):

Years Ending December 31,
2021	$188
2022	$909
2023	$1,066
2024	$931
2025 and beyond	$1,130
Total	$4,224

The Company incurred rent expense of $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of September 30, 2021, the contingent stock liability was fully satisfied. As of December 31, 2020, the Company measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3).

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

Dividends—The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock), unless the holders of the Convertible Preferred Stock receive a dividend on each outstanding share of Convertible Preferred Stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of Convertible Preferred Stock as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of the applicable series of Convertible Preferred Stock or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of the applicable series of Convertible Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the original issue price of the applicable series of Convertible Preferred Stock. No dividends were declared or paid during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of September 30, 2021, no undesignated preferred stock was outstanding.

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

	September 30,	December 31,
	2021	2020
Conversion of Series A Preferred Stock	—	7,476,632
Conversion of Series A-1 Preferred Stock	—	5,233,637
Conversion of Series B Preferred Stock	—	11,682,229
Restricted stock related to early exercise of common stock options	638,676	932,279
Outstanding common stock options	3,694,768	2,745,185
Shares reserved for issuance under equity incentive plans	2,736,134	1,143,820
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	852,971	—
Contingent stock	—	65,186
Total	7,922,549	29,278,968

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. The number of shares reserved and available for issuance under the plan will increase on January 1, 2022, and each January 1 thereafter through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. The expense incurred under this plan for the three and nine months ended September 30, 2021 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

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

As of September 30, 2021, 2,736,134 shares remained available for future grant under the 2021 Plan. 3,619,997 options were outstanding under the 2021 Plan and 2018 Plan as of September 30, 2021.

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

  Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors under the 2021 Plan and 2018 Plan are presented as follows:

	Nine months ended September 30,
	2021	2020
Fair value of common stock	$5.72 - $16.80	$0.96 - $3.90
Dividend yield	—	—
Volatility	80.60% - 91.25%	72.80%
Risk-free interest rate	0.50% - 1.07%	0.31% - 1.46%
Expected term (years)	6.25	5.00 - 6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2020	2,745,185	$4.20	9.40	$4,183
Granted	1,034,622	8.92
Exercised	(65,600)	1.69
Cancelled	(1,335)	1.45
Forfeited	(18,104)	6.14
Options outstanding—September 30, 2021	3,694,768	$5.56	8.91	$29,574
Options exercisable—September 30, 2021	770,020	$3.38	8.29
Options vested and expected to vest—September 30, 2021	1,830,144	$2.00	7.82

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Nine months ended September 30,
	2021	2020
Weighted-average grant-date fair value per option of total options granted	$6.49	$1.37
Aggregate intrinsic value of stock options exercised	610	236

As of September 30, 2021, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $12.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development expense	$568	$61	$1,311	$142
General and administrative expense	486	126	1,474	287
Total	$1,054	$187	$2,785	$429

12. Net Loss Per Share Attributable to Common Stockholders

Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss and net loss attributable to common stockholders	$(12,941)	$(6,417)	$(33,592)	$(15,928)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.94)	$(1.33)	$(2.44)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	40,669,412	6,823,163	25,190,479	6,537,820

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

	Nine months ended September 30,
	2021	2020
Convertible preferred shares (as converted to common stock and non-voting common stock)	—	24,392,498
Options to purchase common stock	3,694,768	1,083,662
Restricted stock related to early exercise of options to purchase common stock	638,676	1,031,834
Contingent common stock (as converted to common stock)	—	65,186
	4,333,444	26,573,180

13. Subsequent Events

The Company has evaluated subsequent events through November 12, 2021, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Leases

In November 2021, the Company entered into an amended lease agreement for office space in Wellesley, Massachusetts on substantially the same terms as reflected in Note 8, but for an alternative office location within the same building. The term of the lease under this amendment shall commence on the later of the date the landlord delivers the leased premises to the Company with improvements completed or April 1, 2022. The term of the lease is 39 months from the commencement date. The future minimum rent payments for the lease noted above have been included in the disclosures in Note 8.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, an initial public offering (“IPO”). Through September 30, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $33.6 million for the nine months ended September 30, 2021, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $76.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $254.7 million as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Recent Developments

On November 4, 2021, the Company provided an update on the first five patients dosed with its investigational Facilitated Allo-HSCT Therapy FCR001 in its Phase 3 FREEDOM-1 study. In the study, the first two patients whose living donor kidney transplant (LDKT) occurred more than 12 months prior to the data cut-off date were both successfully weaned off all chronic immunosuppression (IS) drugs without evidence of rejection and with stable kidney function and continue to remain off all IS through the data cut-off date. Furthermore, all patients treated at least three months prior to the cut-off date with FCR001, achieved T-cell chimerism levels greater than 50% at each of the 3-, 6-, and 12-month timepoints post-transplant.

On November 4, 2021, the Company also provided an update on the continued long-term follow-up of patients in its Phase 2 LDKT study. We previously reported that 26 of 37 (70%) patients in our Phase 2 study achieved stable T-cell chimerism and were weaned off all chronic IS by approximately 12 months after their transplant. To date, 26 of 26 patients (100%) weaned off IS have continued to remain off chronic IS for the duration of their follow-up without rejecting their donated kidney. We have followed these patients for a median greater than 6 years and the longest greater than 12 years. Six of these transplant recipients have now exceeded 10 years off all chronic IS without BPAR. Through June 11, 2021, the date of the most recent DSMB meeting for the Phase 2 study, there have been no additional AEs or SAEs reported since the prior Phase 2 data cut-off date that were determined to be related to FCR001.

Also on November 4, 2021, in a poster presented at the 2021 American Society of Nephrology, the Company reported that it has identified potential signals of immune quiescence in the kidneys of some of its Phase 2 LDKT patients who were tolerized to their donated kidney, as compared to standard of care kidney transplant patients. The Company believes that these findings may provide further support that these patients have been tolerized to their donated kidney.

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

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of September 30, 2021, we have paid ULRF $0.1 million in milestone payments and $0.1 million in annual maintenance fees, for a total of $0.2 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of September 30, 2021, we had no liability to ULRF for contingent common stock. As of December 31, 2020, we measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3 in accompanying audited financial statements).

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$9,183	$3,956	$5,227
General and administrative	3,874	2,182	1,692
Total operating expenses	13,057	6,138	6,919
Loss from operations	(13,057)	(6,138)	(6,919)
Interest and other income (expense), net	116	(279)	395
Net loss	$(12,941)	$(6,417)	$(6,524)

Research and development expenses

	Three months ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development program expenses:
FCR001 clinical and pre-clinical programs	$2,431	$1,311	$1,120
Indirect research and development expenses:
Personnel related (including stock-based compensation)	4,893	2,158	2,735
Facilities and other operating costs	1,859	487	1,372
Total research and development expenses	$9,183	$3,956	$5,227

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $9.2 million for the three months ended September 30, 2021, compared to $4.0 million for the three months ended September 30, 2020. The increase of $5.2 million was primarily due to:

•

An increase of $2.7 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment activities, as well as increases in stock-based compensation expense related to the increased value of our common stock;

•

An increase of $1.1 million in FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial as additional clinical sites are activated and additional subjects are enrolled, as compared to the same quarter in 2020 when COVID-19 related delays limited such activity, and start-up activities of our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and

•

An increase of $1.3 million in other unallocated costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,567	$760	$807
Professional and consulting fees	942	863	79
Facility-related and other	1,365	559	806
Total general and administrative expenses	$3,874	$2,182	$1,692

General and administrative expenses were $3.9 million for the three months ended September 30, 2021 compared to $2.2 million for the three months ended September 30, 2020. The increase in general and administrative costs of $1.7 million was primarily due to:

•

An increase of $0.8 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization, and increased stock compensation expense stemming from additional grants as well as higher valuations for grants;

•	An increase of $0.8 million in facility-related and other expenses primarily due to increased director and officer insurance expense following our IPO in May 2021; and
•	An increase of $0.1 million in professional and consulting fees related to increased accounting fees in support of additional quarterly and annual reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the three months ended September 30, 2021 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance and $(0.1) million of net amortization expense on our marketable securities. Other income, net in the three months ended September 30, 2020 was comprised of $(0.3) million in expense related to a fair value adjustment of our contingent stock liability.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses
Research and development	$23,655	$10,896	$12,759
General and administrative	9,464	4,953	4,511
Total operating expenses	33,119	15,849	17,270
Loss from operations	(33,119)	(15,849)	(17,270)
Interest and other income (expense), net	(473)	(79)	(394)
Net loss	$(33,592)	$(15,928)	$(17,664)

Research and development expenses

	Nine months ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development program expenses:
FCR001 clinical and pre-clinical programs	$6,220	$3,222	$2,998
Indirect research and development expenses:
Personnel related (including stock-based compensation)	12,729	6,035	6,694
Facilities and other operating costs	4,706	1,639	3,067
Total research and development expenses	$23,655	$10,896	$12,759

Research and development expenses were $23.7 million for the nine months ended September 30, 2021, compared to $10.9 million for the nine months ended September 30, 2020. The increase of $12.8 million was primarily due to:

•

An increase of $6.7 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment, as well as increases in stock-based compensation expense related to the increased value of our common stock;

•

An increase of $3.0 million in FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial as additional clinical sites are activated and additional subjects are enrolled, as compared to the same period in 2020 when COVID-19 related delays limited such activity from March to June, and start-up activities of our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and

•

An increase of $3.1 million in other unallocated costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,975	$1,888	$2,087
Professional and consulting fees	2,027	1,463	564
Facility-related and other	3,462	1,602	1,860
Total general and administrative expenses	$9,464	$4,953	$4,511

General and administrative expenses were $9.5 million for the nine months ended September 30, 2021 compared to $5.0 million for the nine months ended September 30, 2020. The increase in general and administrative costs of $4.5 million was primarily due to:

•

An increase of $2.1 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization, and increased stock compensation expense stemming from additional grants as well as higher valuations for grants;

•	An increase of $1.9 million in facility-related and other costs primarily due to increased director and officer insurance expense following our IPO in May 2021; and
•	An increase of $0.6 million of professional fees primarily due to increased legal and accounting fees in support of additional quarterly and annual reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the nine months ended September 30, 2021 was comprised of $0.6 million in interest income from our marketable securities and operating cash balance, $(0.4) million of net amortization expense on our marketable securities and $(0.7) million in expense related to a fair value adjustment of our contingent stock liability. Other income, net in the nine months ended September 30, 2020 was comprised of $0.1 million of interest income, $0.1 million of net accretion income on our marketable securities and $(0.3) million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through September 30, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.                       As of September 30, 2021, we had cash and cash equivalents of $27.3 million and marketable securities of $227.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(30,158)	$(13,562)	$(16,596)
Net cash used in investing activities	(97,108)	(28,937)	(68,171)
Net cash provided by financing activities	136,988	131,647	5,341
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,722	$89,148	$(79,426)

Cash Flow from Operating Activities

During the nine months ended September 30, 2021, operating activities used $30.2 million of cash, due to our net loss of $33.6 million and $0.9 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $4.3 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $2.2 million increase in prepaids and other current assets driven by director and officer insurance premiums and a $0.1 million increase in other assets related to deposits for our Wellesley, Massachusetts amended lease agreement. These were offset by a $1.4 million increase in accounts payable and accrued expenses driven by increased accrued CRO costs and increased compensation related accruals as a result of increased headcount. Non-cash charges primarily consisted of $2.8 million of stock-based compensation expense, $0.7 million of expense related to the fair value adjustment of our contingent stock liability and $0.8 million of depreciation on fixed assets and amortization of marketable securities.

During the nine months ended September 30, 2020, operating activities used $13.6 million of cash, due to our net loss of $15.9 million partially offset by $1.4 million of cash provided by changes in our operating assets and liabilities and non-cash charges of $0.9 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $0.9 million decrease in prepaid expenses and other current assets and a $0.5 million increase in accounts payable and accrued expenses driven by timing. Non-cash charges primarily consisted of $0.4 million of stock-based compensation expense, $0.3 million of expense related to the fair value adjustment of our contingent stock liability and $0.3 million of depreciation expense offset by $0.1 million of accretion income on investments.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021, investing activities used $97.1 million of cash, due to purchases of marketable securities of $210.8 million and purchases of property and equipment of $1.2 million, partially offset by maturities of marketable securities of $114.9 million.

During the nine months ended September 30, 2020, investing activities used $28.9 million of cash, due to purchases of marketable securities of $51.1 million and purchases of property and equipment of $1.0 million, partially offset by maturities of marketable securities of $23.2 million.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $137.0 million, primarily consisting of net proceeds after deducting underwriting discounts and commissions of 139.5 million from our IPO and $0.1 million of proceeds from exercise of stock options partially offset by other IPO expenses paid of $2.4 million and payment in satisfaction of ULRF contingent stock liability of $0.3 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was $131.6 million, primarily consisting of proceeds from our issuances of Series B preferred stock in September 2020 of $115.0 million, net of issuance costs, issuances of Series A-1 preferred stock in August 2020 of $15.0 million, net of issuance costs, and exercise of stock options of $1.6 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded CMC operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards IND filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(1)	$4,224	$829	$2,036	$1,315	$44
Total	$4,224	$829	$2,036	$1,315	$44

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

Research and Development Contract Costs and Accruals

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with clinical development activities; and
•	CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials.

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

The assumptions used to determine the fair values of stock options granted to employees and directors during the nine months ended September 30, 2021 and 2020, are presented as follows:

	September 30,	September 30,
	2021	2020
Fair value of common stock	$5.72 - $16.80	$0.96 - $3.90
Dividend yield	—	—
Volatility	80.60% - 91.25%	72.80%
Risk-free interest rate	0.50% - 1.07%	0.31% - 1.46%
Expected term (years)	6.25	5.00 - 6.25

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

Grant of Stock-Based Awards

The following table sets forth by grant date the number of shares subject to options granted between January 1, 2021 and September 30, 2021, the per share exercise price of the options, the fair value of common stock per share on each grant date, and the per share estimated fair value of the options:

Grant date	Number of shares subject options granted	Per share exercise price of options	Fair value per common share on grant date	Black- Scholes value per share on grant date
January 2021	58,876	$5.72	$5.72	$3.95
February 2021—March 2021	678,443	$6.79	$6.79	$4.80
June 2021	81,503	$16.80	$16.80	$12.67
July 2021	109,000	$13.91	$13.91	$10.49
August 2021	51,000	$14.12	$14.12	$10.54
September 2021	55,800	$12.24	$12.24	$9.09

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $27.3 million and $17.6 million, respectively. As of September 30, 2021 and December 31, 2020, we had marketable securities of $227.4 million and $131.9 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and year ended December 31, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of September 30, 2021, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $12.9 million for the three months ended September 30, 2021, $33.6 million for the nine months ended September 30, 2020, $22.7 million for year ended December 31, 2020 and $18.2 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $76.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $254.7 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of our Facilitated Allo-HSCT Therapy, specifically in our lead product candidate, FCR001. Successful continued development and ultimate regulatory approval of FCR001 for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of FCR001 for living donor kidney transplantation (“LDKT”) and additional indications.

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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the European Medicines Agency (“EMA”), and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. For example, we are utilizing transplant recipient chimerism as a surrogate marker for long-term immune tolerance in our ongoing Phase 3 trial of FCR001 in LDKT. We are evaluating this as a secondary endpoint, but it has not yet been validated by the FDA, EMA or other regulatory agencies, and as result, such agencies could reject such an endpoint or interpret its significance differently than we do. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, we recently announced preliminary interim results from our Phase 3 FREEDOM-1 trial, including limited efficacy and safety data for the first five patients dosed. While we believe the limited efficacy and safety data observed to date is positive, the trial is in its early stages and additional data from subsequent patients may not be positive with respect to efficacy, safety or target engagement. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

Our manufacturing process, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec, or “Miltenyi”, as the sole supplier.

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

We conduct our main operations at our cell processing facility in Louisville, Kentucky, we maintain a corporate office in Wellesley, Massachusetts and a laboratory in Houston, Texas. Competition for skilled personnel, particularly in the rapidly growing cell and gene therapy (“CGT”) market, is intense, particularly in Massachusetts, which serves as headquarters to many other biopharmaceutical companies and many academic and research institutions, and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. It may be difficult or time-consuming to recruit all the qualified personnel that we need in order to scale-up our manufacturing operations in Louisville.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2021, we had 107 full-time employees and 24 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 67.5% of our outstanding voting common stock as of September 30, 2021. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

 None.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. As of September 30, 2021, we had used approximately $16.7 million of the net offering proceeds, primarily to fund the advancement of our ongoing FREEDOM-1 Phase 3 trial, FREEDOM-2 Phase 2 trial and FREEDOM-3 Phase 2 trial, as well as for working capital and general corporate purposes. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

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

TALARIS THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)