Form 10-K
period 2021-12-31
Talaris Therapeutics, Inc.
filed 2022-03-17
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40384

TALARIS THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2377352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 S. Preston St Louisville, KY	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 398-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TALS	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2021, was $280,469,780. In determining the market value of non-affiliate common stock, shares of the Registrant's voting and non-voting common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 41,455,477.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•
Our business substantially depends upon the successful development and regulatory approval of FCR001, our lead product candidate. If we are unable to obtain regulatory approval for FCR001, our business may be materially harmed.
•
We are a late-stage clinical biotechnology company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant net losses for the foreseeable future, and may never achieve or maintain profitability.
•
We have not yet completed any registrational trials and have no history of commercializing products, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
•
Our product candidates represent a novel therapeutic approach that could result in heightened regulatory scrutiny. The regulatory landscape that applies to our Facilitated Allo-HSCT Therapy is rigorous, complex, uncertain and subject to change.
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, development of our product candidate may be delayed or prevented, which would have a material adverse effect on our business.
•
The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable efficacy or safety in later clinical trials or receive regulatory approval.
•
Interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Our product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects such as infection or graft vs. host disease, or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
•
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
•
Even if our product candidates receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.
•
We currently operate our own manufacturing facility and intend to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs for FCR001, which will require significant resources. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
•
Our product candidates are uniquely manufactured for each patient and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities.
•
If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.
•
We are dependent on a limited number of suppliers and, in some cases sole suppliers, for some of our components and materials used in our product candidates.
•
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We depend substantially on intellectual property licensed from the ULRF, and termination of this license could result in the loss of significant rights, which would materially harm our business.

•
We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.
•
Our business has been adversely affected by the ongoing COVID-19 pandemic, and could be further adversely affected by the effects this and other of public health epidemics in regions where we, or third parties on which we rely have significant research, development or production facilities, concentrations of clinical trial sites or other business operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements ” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

•
the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
•
our expectations regarding the safety or efficacy profile of our product candidates
•
our ability to advance any product candidate into or successfully complete any clinical trial;
•
our ability to obtain regulatory approval for any of our candidates;
•
our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
•
the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
•
our ability to commercialize our products in light of the intellectual property rights of others;
•
the success of competing therapies that are or become available;
•
our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•
the commercialization of our product candidates, if approved;
•
our plans to research, develop and commercialize our product candidates;
•
our ability to attract collaborators with development, regulatory and commercialization expertise;
•
future agreements with third parties in connection with the development or commercialization of our product candidates and any other approved product;
•
the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•
the rate and degree of market acceptance of our product candidates;
•
regulatory and political developments in the United States and foreign countries, including but not limited to the Russia-Ukraine conflict and associated sanctions;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to attract and retain key scientific or management personnel;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the impact of laws and regulations; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. “Risk Factors,” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

PART I

Item 1. Business.

Overview

We are a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (allo-HSCT) that we believe has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. In the organ transplant setting, which is our initial focus, we believe our proprietary therapeutic approach, which we call Facilitated Allo-HSCT Therapy, could prevent organ rejection without the morbidity and mortality that has been associated with the use of lifelong anti-rejection medicines, also known as chronic immunosuppression. Beyond the organ transplant setting, our Facilitated Allo-HSCT Therapy also has the potential to treat a range of severe autoimmune diseases and severe blood, immune and metabolic disorders, in each case with potential for similar outcomes to what has previously been observed with HSCT, while mitigating the toxicities, morbidities and extended hospital stay associated with the conditioning regimen typically required by HSCT. We believe that our target indications, individually and collectively, represent a significant unmet need and commercial opportunity.

Our lead product candidate, FCR001, which is central to our Facilitated Allo-HSCT Therapy, is a novel allogeneic cell therapy comprised of stem and immune cells that are procured from a healthy donor, who is also the organ donor in the case of organ transplantation. FCR001 is rapidly processed in our GMP facility using our proprietary manufacturing methods. Then, at the time of transplant, FCR001 is administered to the recipient following nonmyeloablative conditioning, which is designed to be less toxic than myeloablative conditioning. A fully myeloablative conditioning regimen consists of a combination of agents and high doses of total body irradiation that destroy hematopoietic stem cells (HSCs) in the bone marrow and results in profound depletion of HSC-derived cells within one to three weeks following administration that is irreversible, and in most instances is fatal unless rescued by a stem cell transplant. The nonmyeloablative conditioning for FCR001 entails lower doses of chemotherapy and total body irradiation, causes less depletion of blood cells and does not require stem cell support for the recipient to resume the production of blood cells and platelets. We do not outsource any key aspect of our cell processing. We are developing FCR001 as a pipeline-in-a-product with the potential to address the therapeutic areas described above.

We are currently enrolling patients in FREEDOM-1, a randomized, controlled, open-label Phase 3 registration trial in the United States of FCR001 in 120 adult living donor kidney transplant (LDKT) recipients. The goal of this trial is to evaluate the potential of FCR001, when administered the day after the kidney transplant, to induce durable, drug-free immune tolerance in the recipient of the transplanted kidney. Inducing durable immune tolerance to a transplanted organ without the morbidities associated with lifelong immunosuppression is a goal that has been broadly referred to in the transplant field as the “Holy Grail” of solid organ transplant. The primary endpoint of FREEDOM-1 is the demonstration that the lower end of our confidence interval of FCR001 patients free from chronic immunosuppression and without biopsy-proven acute rejection (BPAR) at 24 months post-transplant. The secondary endpoint is to evaluate the change in renal function as measured by estimated glomerular filtration rate (eGFR), which estimates how much blood passes through the filters in the kidney that remove waste from the blood, from post-transplant baseline (month one) to month 24 in FCR001 recipients.

In November 2021, in connection with a medical meeting presentation, we provided an update on the first patients dosed in our FREEDOM-1 Phase 3 clinical trial. We announced that all patients treated with FCR001 at least three months prior had achieved T-cell chimerism levels greater than 50% at each of the 3-, 6-, and 12-month timepoints post-transplant, which has correlated strongly with the patient’s ability to durably discontinue chronic immunosuppression (“IS”) without subsequent graft rejection. Further, we announced that the overall safety profile of Phase 3 patients dosed at the time with FCR001 was consistent with that observed in our Phase 2 study of FCR001.

We also have robust, long-term Phase 2 data supporting our lead indication in LDKT. The primary endpoint of our Phase 2 trial was to determine whether the administration of FCR001 can induce durable tolerance to the donated kidney and substantially reduce or eliminate the requirement for immunosuppression within 12 months following transplant. In our Phase 2 trial, 26 of 37 LDKT patients treated with FCR001 (70%) were able to completely discontinue their chronic immunosuppression approximately one year after receiving their transplant. After mid-course optimizations to the Phase 2 protocol, 14 of the last 17 patients (82%) in the trial were able to discontinue their chronic immunosuppression by approximately one year post-transplant. Every transplant recipient who was weaned off immunosuppression has remained off chronic immunosuppression, without any organ rejection, for the duration of their follow-up. As of March 1, 2022, we have followed these patients for a median of 6.6 years post-transplant, and the longest for 11.3 years post-transplant. These results were achieved despite significant degrees of immune system human leukocyte antigen (HLA) mismatch between the donors and recipients, and the degree of immune mismatch between the donor and recipient did not appear to impact the safety or efficacy of our therapy candidate.

We have identified a near-term surrogate marker, chimerism, that we believe to be highly predictive of the ability of an organ transplant recipient to durably discontinue chronic immunosuppression at one year post-transplant without rejecting the transplanted organ. Chimerism refers to a state whereby the recipient’s and donor’s blood and immune cells co-exist in the recipient, creating a reciprocal state of immune tolerance called allogeneic tolerance. We use a simple blood test to measure and regularly monitor the degree of donor chimerism in the recipient, which has to date shown a close association in our research with long-term immune tolerance in patients who have received FCR001. In our Phase 2 trial of FCR001, we observed that 26 of 27 recipients (96%) who achieved donor chimerism at six months post-transplant were successfully weaned off chronic immunosuppression over approximately the next six months, including recipients who were highly HLA-unmatched and/or unrelated to their donors. In addition, donor chimerism at three months post-transplant, which we observed in 26 of 29 recipients (90%), was also highly predictive of successful weaning off chronic immunosuppression at approximately one year post-transplant.

We continue to monitor the patients in our Phase 2 trial for long term safety and durability of effect. Through March 1, 2022, we have accumulated approximately 280 patient-years of exposure to FCR001 in LDKT, and the safety profile in our patients is generally consistent with that expected if a patient were to separately receive both a standard kidney transplant and an allo-HSCT with nonmyeloablative conditioning. Specifically in our Phase 2 population, through March 1, 2022, there were four deaths and two cases of graft versus host disease (GvHD), which is a condition that occurs when donated stem cells attack the recipient. The most commonly reported serious adverse events were fever, deep vein thrombosis, including among several patients who had predisposing factors such as central venous catheter placements or Factor V deficiency, diarrhea, pneumonia and febrile neutropenia (or low white blood cell counts with a high fever). Preliminary data indicates that patients who were able to be weaned off immunosuppression with FCR001 had preserved kidney function and third-party data suggests a markedly lower reliance on cardiovascular medications at four years post-transplant compared to traditional transplants with chronic immunosuppression over a similar time frame. Based on the data generated from our Phase 2 trial, FDA has granted Regenerative Medicine Advanced Therapy (RMAT) and Orphan Drug Designation for FCR001 for LDKT.

Under our open investigational new drug application (IND), the FDA has cleared us, based in part upon the data to date from our ongoing Phase 2 trial, to proceed with an updated protocol for our Phase 2 FREEDOM-2 trial, which we initiated in the fourth quarter of 2021. In FREEDOM-2, we will evaluate the potential of FCR001 to induce durable immune tolerance in patients who have previously received a kidney from a living donor, which is a process called delayed tolerance. In this trial, FCR001 will be administered between three and twelve months after the initial kidney transplant. Positive results in this trial would be the first step to potentially extending the use of FCR001 to a portion of the prevalent LDKT population and could also support extending our Facilitated Allo-HSCT Therapy to deceased donor transplant procedures. Every year in the United States, there are approximately four times as many deceased donor solid organ transplants as living donor transplants. We are conducting preclinical research to evaluate whether we can procure the same types of stem and immune cells from a recently deceased donor as from a living donor. If our preclinical studies are successful, we intend to assess the ability of FCR001, or a product candidate similar to FCR001 (FCR002), to induce durable allogeneic tolerance in a recipient of an organ from a deceased donor.

Additionally, the FDA has cleared our IND, based in part upon the data to date from our ongoing Phase 2 trial, to proceed with our Phase 2 FREEDOM-3 trial, which we initiated in the fourth quarter of 2021. In FREEDOM-3, we will evaluate the safety and efficacy of FCR001 in adults with a severe form of scleroderma, a debilitating autoimmune disease. In our Phase 2 LDKT trial, all seven LDKT patients who required a kidney transplant as a result of a kidney-related autoimmune disease, and who achieved durable chimerism and could be withdrawn from chronic immunosuppression at one year, have not experienced recurrence of their prior kidney-related autoimmune disease. We believe that this observation, as well as the current use of HSCT for severe scleroderma, supports the potential of our therapy in autoimmune diseases. We believe that positive data in the FREEDOM-3 trial in severe scleroderma patients could support the potential applicability of FCR001 to other severe, systemic autoimmune diseases.

There are also a number of severe non-malignant blood, immune and metabolic disorders for which allo-HSCT has already been observed to be potentially curative, but its use to date for these indications has been limited by two important considerations: (i) it necessitates matching the patient with a highly HLA-matched stem cell donor and (ii) it subjects the patient to the toxicities, morbidities and an extended hospital stay associated with fully myeloablative conditioning. The conditioning regimen is a key component of HSCT procedures that aims to provide sufficient suppression of the recipient’s immune system to prevent rejection of the transplanted donor stem cells, and to provide sufficient space in the recipient’s bone marrow to permit engraftment and maturation. Moreover, in certain disease states, the conditioning regimen also plays a role in eradicating immune or blood cells that drive the underlying disease that prompts the need for an HSCT. A fully myeloablative conditioning regimen consists of a combination of agents (such as busulfan, cyclophosphamide, and high doses of total body irradiation) that destroy HSCs in the bone marrow and results in profound depletion of HSC-derived cells within one to three weeks following administration that is irreversible, and in most instances is fatal unless rescued by a stem cell transplant. Non-myeloablative conditioning regimens, which are designed to be less toxic than myeloablative regimens (due to lower doses of chemotherapy and total body irradiation), cause minimal depletion of blood cells and do not require stem cell transplant for the recipient to resume production of HSC-derived cells. Since our Phase 2 data suggest that our Facilitated Allo-HSCT Therapy can promote durable incorporation of the donated transplanted stem cells into the recipient where they will grow and reproduce, which is a process known as engraftment, and diverse immune reconstitution regardless of degree of HLA match and with a less toxic nonmyeloablative (as opposed to myeloablative) conditioning regimen, with a low incidence of GvHD, we intend to explore the potential of our Facilitated Allo-HSCT Therapy in one or more such disorders.

The pipeline-in-a-product potential of FCR001, and our Facilitated Allo-HSCT Therapy more broadly, is summarized in the graphic below:

We own unencumbered, worldwide rights to all of our product candidates and technologies.

Our manufacturing strategy is designed to meet the high quality and demand needs of clinical supply and commercial launch of any approved product. We manufacture FCR001 in less than a day at our GMP cell processing facility, employing robust, reproducible, proprietary methods which remain substantially unchanged as we have progressed FCR001 from Phase 2 to Phase 3. We do not outsource any key aspect of our cell processing. Unlike gene therapies or chimeric antigen receptor T-cell (CAR-T) therapies, our manufacturing process does not employ viral vectors, nor do we perform any transductions or ex vivo cell expansions.

Our Strategy

Our goal is to transform the standard of care in solid organ transplantation, severe autoimmune disease, and certain severe blood, immune and metabolic disorders, all with a single therapeutic approach. We plan to do this through our proprietary investigational therapy, FCR001, the cornerstone of our novel Facilitated Allo-HSCT Therapy. Our strategy is comprised of the following key elements:

•
Establish Talaris as a leader in developing, manufacturing, and ultimately commercializing cell therapies to address multiple areas of high unmet need. Our Facilitated Allo-HSCT Therapy combines nonmyeloablative conditioning and optimized stem cell transplant protocols with our investigational therapy, FCR001. FCR001 consists of a unique and proprietary composition of donor stem and immune cells, which are processed via our proprietary manufacturing methods. We believe that FCR001 and our proprietary therapeutic approach have the potential to transform the standard of care for a range of severe blood, immune and metabolic disorders.
•
Advance FCR001 through clinical development, registration, and commercialization in LDKT. Our lead product candidate, FCR001, is a single-dose, investigational cell therapy that is currently in an ongoing Phase 3 registration trial known as FREEDOM-1, for LDKT. The goal of this trial, in which FCR001 is administered the day after the kidney transplant, is to assess the potential of our therapy to induce durable, drug-free immune tolerance in the transplant recipient to their donated kidney. In the fourth quarter of 2021, we initiated FREEDOM-2, a Phase 2 trial to evaluate the potential for FCR001 to induce durable immune tolerance to a donated kidney in patients who have previously received a kidney from a living donor, which we refer to as “delayed tolerance.”
•
Extend FCR001 clinical development to severe autoimmune diseases. We intend to investigate the potential of FCR001 to treat certain severe, systemic autoimmune diseases in which HSCT has already been observed to be potentially curative, albeit with significant risks. In the fourth quarter of 2021, we initiated FREEDOM-3, a Phase 2 trial that will evaluate the safety and efficacy of FCR001 in patients with a severe form of scleroderma. Scleroderma is a complex and heterogeneous systemic autoimmune disease affecting multiple tissues and organs. We believe that positive proof of concept data from FREEDOM-3 could support the potential of our Facilitated Allo-HSCT Therapy to be disease-modifying or even curative in scleroderma as well as certain other severe, systemic autoimmune diseases.
•
Further extend FCR001 clinical development to certain severe blood, immune or metabolic disorders. We believe that our Facilitated Allo-HSCT Therapy has the potential to benefit patients in other severe settings where allo-HSCT has previously been associated with clinical benefit and/or curative potential, but where the use of allo-HSCT has been limited due to the challenge of identifying highly HLA-matched donors and the significant toxicities, co-morbidities, and lengthy hospitalization associated with myeloablative conditioning.
•
Explore the potential to extend our therapeutic approach to deceased donor organ transplantation. Annually in the United States, there are more than four times as many deceased donor transplants as living donor transplants. We are conducting preclinical research to explore whether we can successfully procure and process cells from deceased donors to produce FCR001 or a product candidate similar to FCR001, which we would refer to as FCR002. If successful, this could extend the potential of our Facilitated Allo-HSCT Therapy to benefit recipients of organs from deceased donors, significantly expanding our commercial opportunity in kidney transplant and other solid organ transplant patients.
•
Further scale our in-house manufacturing and analytical capabilities and supply chain logistics. We have developed a robust and reproducible proprietary manufacturing process and streamlined logistics to produce FCR001 in-house at our centrally located and dedicated cell processing facility. We also have a research facility focused on process and analytical development of our product. Our current facilities are sufficient for all of our currently contemplated clinical supply needs and we believe that, if FCR001 is approved, we are well positioned to serve our initial commercial markets with our existing and planned infrastructure. We intend to further scale our manufacturing and processing approaches to appropriately address our anticipated commercial needs, which will require significant resources.
•
Commercialize FCR001 independently in North America, if approved, and explore other markets through strategic collaborations. We have global development and commercialization rights to FCR001 in all indications and geographies. Given the high concentration of Clinical Centers of Excellence performing allo-HSCT and solid organ transplant in North America, we plan to advance our Facilitated Allo-HSCT Therapy independently through clinical development and commercialization in these geographies in our three main areas of therapeutic interest. We intend to explore expanding into other high-value markets, notably EU and Asia, either alone or in collaboration with global or regional partners. We may also explore collaborations with partners in areas outside of our core areas of therapeutic interest.

Overview of Immune Intolerant Indications and Current Treatment Approaches

Immune Tolerance and HLA Inheritance

The human immune system is composed of cells that mature from hematopoietic stem cells (HSCs). HSCs are immature cells found primarily in the bone marrow that can develop into all types of blood and immune cells that protect individuals against infection, tumors, and other pathogens. In healthy individuals, the immune system distinguishes “self” antigens from “non-self” foreign antigens (e.g., transplanted organs, infectious agents or cancerous cells) and selectively mounts a protective attack against “non-self” foreign antigens while avoiding an attack on “self” antigens. The immune system’s natural process for not mounting an immune response to antigens it deems as “self” is referred to as immune tolerance. An autoimmune disease occurs when the immune system mistakenly recognizes some aspect of “self” as “non-self” and attacks those cells or tissues.

The immune system distinguishes “self” versus “non-self” predominantly via the major histocompatibility complex (MHC). The MHC is a group of proteins expressed on the surface of most cells that function to present “self” or “non-self” antigens to lymphocytes, which mediate the immune response against antigens that are recognized as “non-self.” In humans, the MHC is composed of highly genetically diverse MHC proteins called human leukocyte antigens (HLAs). As depicted in the figure below, human cells express combinations of multiple HLA proteins that collectively define an individual’s unique “tissue type” or a distinct molecular “self” signature.

The genes that encode HLAs are inherited in sets called haplotypes. An individual inherits one haplotype from each parent; as a result, their tissue type is 50% matched, or haploidentical to each parent’s tissue type. As shown in the figure below, if two children inherit the same HLA haplotypes from their parents, they are fully HLA matched. Siblings have a one in four chance of having a complete HLA match in their tissue types. Even if 100% HLA-matched, siblings are not genetically identical unless they are identical twins.

Illustration of HLA Matching

Although the immune system plays a vital role in eliminating pathogens and damaged cells, it poses significant challenges in two distinct areas where immune-mediated attack of antigens deemed non-self is detrimental: (1) allogeneic transplantation of solid organs, such as kidneys, or of HSCs; and (2) autoimmune diseases.

Allogeneic Transplantation of Solid Organs

In solid organ transplantation, practitioners generally seek a tissue-typing match of six HLA proteins between donors and recipients to lower the risk of the immune system recognizing the donated organ as “non-self”, which can trigger immune-mediated rejection of the donated organ by the recipient’s immune system, a process called allograft rejection. The greater the HLA match, the lower the risk of rejection because the recipient’s immune system is more likely to recognize the foreign cells as similar to “self.” However, with the exception of identical twin donor/recipient pairs, even recipients with a 6 out of 6 HLA match must take lifelong immunosuppression drugs to prevent life-threatening organ rejection. Organ rejection can occur immediately (hyperacute), within months (acute) or gradually over years (chronic) following transplant.

Normally, an organ transplant recipient’s immune system sees the donated organ as foreign and will attack it, which is a process called rejection. To prevent this process, anti-rejection medicines are used to suppress the transplant recipient’s immune system, and are accordingly termed immunosuppressants. Solid organ transplant recipients require a regimen of chronic immunosuppression that entails daily treatment with these medications for as long as the recipient’s graft continues to function, which can span several decades. A standard immunosuppression regimen typically includes one or more high dose immunosuppressant drugs administered in the hospital at the time of transplant, called induction therapy, followed by lifelong, daily maintenance treatment, typically with tacrolimus (Prograf®, Envarsus XR®, generics), mycophenolate mofetil (MMF: CellCept®, Myfortic®, generics), and frequently also includes a corticosteroid (usually prednisone). Other maintenance therapies used in lieu of tacrolimus include everolimus, sirolimus, and belatacept. Although immunosuppressants can be effective at preventing organ rejection, they have many drawbacks, including but not limited to the following:

•
Immunosuppressant medications do not induce tolerance to transplanted organs and require chronic dosing. These medicines broadly impair the recipient’s immune system to reduce the risk of rejecting the organ, but do not train the recipient’s immune system to recognize the “non-self” antigens on the organ as “self.” Thus, recipients must take immunosuppressants for as long as their donated organ is functioning.
•
Chronic immunosuppressant treatment can damage kidneys, ultimately leading to loss of the transplanted organ. Ironically, long-term treatment with immunosuppressant medications such as tacrolimus can be toxic to, and can cause premature loss of, kidneys. Kidneys are the most commonly transplanted organs for which transplant recipients take immunosuppressants to prevent rejection. The half-life of a transplanted kidney is between 15.5 and 20.9 years, with one-third of LDKTs and approximately half of deceased donor kidney transplants failing within 10 years. Individuals whose transplants fail typically require hemodialysis, at an average Medicare fee-for-service cost in the United States of approximately $90,000 per year. Hemodialysis imposes a substantial negative impact on the patient’s QoL and is associated with significant morbidity and mortality. If a patient whose transplant has failed is fortunate enough to locate another organ donor, they must undergo a repeat transplant. All of these factors lead to significant burdens individually on patients and systemically to our healthcare system. Total hospital charges for a solid organ transplant in the United States average $442,500. This figure does not include any costs outside of the 30-day window following the transplant.
•
Chronic immunosuppressant treatment is associated with an increased risk of cancer. Several studies have demonstrated that the degree and duration of immunosuppression influence the risk for post-transplant malignancies. Most notably, in a study of over 175,000 solid organ transplant recipients from 1987 to 2008, more than 30 types of cancer were identified in over 10,650 cases, which correlated with a twofold increased incidence relative to the general population. Cancers with a fivefold or greater increase compared with the general population included Kaposi’s sarcoma, skin cancers, non-Hodgkin’s lymphoma, and cancers of the liver, anus, vulva and lip. Cancer accounts for nearly 25% of overall mortality in kidney transplant patients.
•
Chronic immunosuppressant treatment is associated with significant co-morbidities that prompt need for many other medications. Patients on chronic immunosuppression medication typically need to take numerous medicines—often 20 or more pills per day—to manage the numerous negative side effects and significant co-morbidities that chronic immunosuppressant medicines cause, notably:
•
Cardiovascular complications. Cardiovascular death is the leading cause of mortality in kidney transplant recipients. Chronic use of immunosuppressant medications can lead to hypertension, hyperlipidemia, and hypertriglyceridemia, all of which are risk factors for cardiovascular morbidity and mortality and accordingly prompt the need for medical management along with lifestyle modifications.
•
Infection. Viral, bacterial, and fungal infections collectively are among the leading causes of post-transplant mortality after cardiovascular death. Transplants recipients on chronic immunosuppression must often take numerous prophylactic anti-infectives and adapt their lifestyles to avoid exposure to infection.
•
Metabolic abnormalities. Approximately 12% of kidney transplant recipients develop post-transplant diabetes mellitus (PTDM) within the first five years post-transplant. Both corticosteroids and tacrolimus contribute to this complication, which requires medication to manage glycemic control. PTDM is associated with an increased risk of cardiovascular events, failure of the transplanted organ, and death.
•
Neurologic disorders. Patients treated with tacrolimus over extended periods can experience a range of troubling neurologic adverse events including impaired cognition, tremors, neuropathies, depression, and sleep disorders.
•
The burden and cost of immunosuppressants can lead to non-compliance, which can adversely affect outcomes. Reimbursement of immunosuppressant drugs, labs and associated medications for comorbidities varies greatly from patient to patient. The high cost (averaging nearly $25,000 in the first year and ranging from approximately $5,000 to $10,000 annually lifelong for tacrolimus and MMF alone) and decreased QoL associated with chronic immunosuppression and other medications to manage its complications often leads transplant recipients to stop taking them, or to take them inconsistently, thus increasing their risk of organ rejection.

In light of the above, we believe that reprogramming a transplant recipient’s immune system, with a one-time therapy, to durably tolerate the donated organ regardless of HLA match could potentially have significant benefits for patients and substantial cost savings for the healthcare system more broadly.

Allo-HSCT

Allo-HSCT has been used to replace diseased immune, blood or stem cells in patients with severe immune, blood or metabolic disorders. In allo-HSCT, an HLA-matched, healthy donor’s HSCs are first procured, then the patient’s own HSCs (and their associated immune and blood systems) are eliminated by high dose chemotherapy and radiation in a process known as myeloablative conditioning. The donor’s HSCs are then transplanted to the patient. If the donor’s HSCs engraft in the recipient’s bone marrow, and are not rejected in the months following, then they will differentiate into donor-derived immune and blood cells.

In allo-HSCT, less-than-perfect HLA matching can increase the potential for GvHD. GvHD occurs when immune cells that are produced by donor-derived stem cells that have engrafted in the recipient attack the recipient’s body as “non-self.” GvHD, which can be acute (within the first 100 days following transplant) or chronic (beyond 100 days), can cause potentially life-threatening damage to the liver, skin, mucosal tissues, and gastrointestinal tract. Current medical practice for HLA matching in allo-HSCT is more stringent than for solid organ transplantation. Specifically, in solid organ transplant, HLA matching is based on a panel of six HLA proteins, whereas in HSC transplant, HLA matching is based on a more stringent panel of ten HLA proteins. Thus, in allo-HSCT, a ten out of ten match of HLA proteins is strongly preferred, with a minimum requirement for at least a haploidentical match of five out of ten. If individuals in need of allo-HSCT cannot find a suitable donor match, they cannot benefit from the curative potential of this procedure because the risk of GvHD is unacceptably high. As a result, although allo-HSCT also has the potential to restore self-tolerance in patients with autoimmune disease, it is seldom used for autoimmune disease because of the challenge of finding a highly HLA-matched donor and associated concerns over the risk of GvHD.

Although there is no currently approved, standard regimen to prevent GvHD, patients may receive peri-procedural treatment with cyclophosphamide, corticosteroids and other therapies. GvHD can develop in up to 50% of individuals receiving allo-HSCT, depending on the conditioning regimen, underlying disease, and degree of HLA mismatch between donor and recipient. Treatment of acute or chronic GvHD, which can range in severity from Grade 1 (mild) to Grade 4 (severe), depends on the extent of tissue and organ involvement, with corticosteroids generally serving as the typical first-line treatment. Nearly half of patients with acute GvHD are refractory to first-line steroid treatment and may receive treatment with second line therapies such as ruxolitinib. However, ruxolitinib can have limited efficacy, and its side effects include anemia, thrombocytopenia, neutropenia, infections, and edema. Thus, there is a significant need for an approach to allo-HSCT that could enable reciprocal tolerance between the donor’s and recipient’s tissues and immune cells, irrespective of the degree of HLA match, thereby lowering the risk of GvHD in the allo-HSCT recipient.

Autoimmune Diseases

In healthy individuals, the immune system produces cells that are potentially capable of attacking “self”, but such cells are either eliminated or silenced by regulatory mechanisms within the body. However, if these mechanisms fail, or if an infection introduces a foreign antigen that mimics a self-antigen, the immune system can mount an attack on an individual’s own cells, tissues, or organs, either locally or systemically. This phenomenon is termed autoimmune disease, and reflects the absence of immune tolerance to some aspect of self. There are more than 80 recognized types of autoimmune diseases.

The discovery and understanding of several key molecular pathways and mediators of pathological inflammation have led to the approval of several immunomodulatory therapies (e.g., anti-cytokines, co-stimulatory blockers and interferons) that improve symptoms and delay progression of debilitating autoimmune diseases such as rheumatoid arthritis and multiple sclerosis. However, these therapies require chronic, repeated administration to maintain significant benefit, and can be associated with side effects and toxicities similar to other immunosuppressive therapies. No therapies approved to date have been shown to be curative of autoimmune disease or to effectively restore durable immune tolerance to self-antigens.

HSCT is not an approved treatment for autoimmune disorders, but it has been observed to have curative potential for certain severe autoimmune diseases—notably scleroderma, multiple sclerosis and Crohn’s disease—in clinical trials conducted by third parties, albeit with the significant limitations described above. To date, autologous HSCT has been preferred to allo-HSCT in these trials because the latter carries a significant risk of GvHD, as well as a greater risk that the donated stem cells will fail to engraft in the recipient.

In autologous HSCT, a patient’s HSCs are first procured and then the patient’s entire immune system, including the autoreactive cells, is eliminated by myeloablative conditioning. The previously procured stem cells are then transplanted back into the patient, where they engraft and then differentiate into mature immune cells. The underlying principle is that these newly created immune cells have the potential to reset the patient’s immune system, and enable disease remission.

Autologous HSCT has two major limitations. First, the acute toxicity of myeloablative conditioning, notably to the heart, lungs, and kidneys, necessitates a long and costly hospitalization—on average 20 days with billed charges of over $250,000—and restricts its use solely to the patients who can tolerate its intensity. Moreover, there are important long-term complications of myeloablative conditioning, including significantly increased risk of infections and hematological malignancies. Second, since these patients likely have a genetic predisposition towards autoimmune diseases, there is a higher risk of recurrence, which should be lower if stem cells were transplanted from a healthy allogeneic donor. Our Facilitated Allo-HSCT Therapy has the potential to mitigate both of these key limitations. As a result, we believe there is an opportunity with our Facilitated Allo-HSCT Therapy to improve and safely expand the practice of HSCT to a greater number of patients and induce durable remissions in severe autoimmune diseases.

Chimerism and Inducible Allogeneic Tolerance

As depicted in the figure below, chimerism refers to a state in which both the donor’s HSCs and the recipient’s HSCs co-exist in the recipient’s bone marrow. These co-existing HSCs in turn produce blood and immune cells of both donor and recipient origin. We believe chimerism is the most robust means of inducing durable allogeneic tolerance.

The Concept of Chimerism

Allogeneic tolerance refers to a chimeric state in which the recipient’s preexisting immune system and the donor’s transplanted immune system (which co-exist in the recipient following our Facilitated Allo-HSCT Therapy) mutually recognize the other’s cells and tissues as “self”, thereby evading immune-mediated rejection and GvHD. We believe allogeneic tolerance can be achieved by transplanting a healthy donor’s HSCs so that they coexist with the recipient’s HSCs in the recipient’s bone marrow, thereby creating a “dual hematopoietic system” (part-donor and part-recipient) in the recipient. The dual hematopoietic system in turn produces cells that constitute coexisting immune- and blood systems. If the donor’s T-cells constitute more than 50% of the detectable T-cells in the recipient’s blood for six months or longer after the transplant, our Phase 2 data have shown that this is highly predictive of the recipient having achieved durable chimerism, and thus durable allogeneic tolerance.

We believe inducible allogeneic tolerance has therapeutic potential in three broad categories of clinical applications: (1) solid organ transplantation; (2) severe autoimmune disease; and (3) severe blood, immune and metabolic disorders that have been shown to be potentially curable via allo-HSCT.

Our Therapeutic Approach: Facilitated Allo-HSCT to Induce Allogeneic Tolerance

The goal of our proprietary, investigational Facilitated Allo-HSCT Therapy is to induce allogeneic tolerance for the treatment of multiple therapeutic conditions with significant unmet need. While the principle of inducing allogeneic tolerance has been understood for decades, its clinical application in humans via allo-HSCT has proven elusive due to two key challenges: (1) minimizing the risks of graft rejection and/or GvHD, irrespective of the degree of matching of the donor’s and recipient’s HLA antigens and (2) identifying a better-tolerated, nonmyeloablative conditioning regimen (as opposed to a fully myeloablative conditioning regimen) that nonetheless enables durable engraftment of donor cells into the recipient. We believe that our Facilitated Allo-HSCT Therapy has the potential to address these two challenges and could represent a major advance in unlocking potential clinical applications for induced tolerance in the following ways:

•
Reprogram—Solid Organ Transplantation—By reprogramming the immune system to tolerate the donated organ without the need for chronic immunosuppression, we believe that our Facilitated Allo-HSCT Therapy has the potential to prevent immune-mediated organ rejection and thereby reduce or eliminate the co-morbidities, toxicities, costs and suboptimal patient survival rates and QoL associated with lifelong immunosuppression.
•
Restore—Severe Autoimmune Disease—By restoring tolerance to self-antigens in patients with severe autoimmune diseases, we believe that our Facilitated Allo-HSCT Therapy has the potential to induce durable remission without the need for chronic immunosuppression.
•
Replace—Severe Blood, Immune and Metabolic Disorders—By replacing defective or deficient HSCs, we believe that our Facilitated Allo-HSCT Therapy has the potential to correct a range of severe blood, immune and metabolic disorders that have been shown to be potentially curable with allo-HSCT, but with a less toxic conditioning regimen, reduced or no need for HLA-matching, and reduced risk of GvHD compared to standard allo-HSCT.

Our lead product candidate, FCR001, which is central to our Facilitated Allo-HSCT Therapy, is a proprietary, one-time, investigational cell therapy derived from donor-mobilized peripheral blood cells, which are processed to contain an optimized number of the donor’s HSCs, FCs, and ßTCR+ T-cells. As depicted in the figure below, these three distinct cell types and the combination of these cell populations are critical for the safety and efficacy of FCR001. Specifically:

•
HSCs are progenitor cells that are used to rebuild the hematopoietic and immune system of the recipient. As a result of their engraftment, the recipient’s new immune system will reflect the donor’s genotype and, thus, can potentially recognize the donor cells and tissues as “self” without the need for chronic immunosuppression.
•
Facilitating Cells (FCs) are defined by the cell surface expression of the CD8 protein and by the lack of a functional T-cell receptor (TCR) (CD8+/TCR-). FCs are a mixed cell population that we believe to be responsible for fast and efficient engraftment of donor HSCs to promote chimerism. In addition, in preclinical studies, FCs have been observed to be associated with a reduced risk of GvHD relative to standard allo-HSCT. Consistent with these data, we have observed a very low incidence of GvHD in our Phase 2 trial of FCR001, despite a high degree of HLA mismatch between most donors and recipients.
•
ßTCR+ T-cells are known to support donor HSC engraftment in recipients who receive allo-HSCT from an HLA-mismatched donor with nonmyeloablative conditioning, but they are also known to increase the risk of acute GvHD in the recipient. FCR001 incorporates an optimized number of ßTCR+ T-cells that are intended to promote engraftment of the donor’s HSCs in the recipient while minimizing the risk of acute GvHD.

Active Cell Type Composition of FCR001

The FCR001 manufacturing process is designed to limit the number of ßTCR+ T-cells to a desired number in the cell therapy product candidate while optimizing the yield of HSCs and FCs obtained after apheresis of the donor. See “Preclinical Studies: Facilitating Cell Mechanism of Action,” below, for a summary of some of the key preclinical data supporting the mechanism of action of FCR001.

Our Pipeline

Based on the clinical evidence we have observed in our Phase 2 trial, we believe FCR001, and our Facilitated Allo-HSCT Therapy more broadly, can potentially be applied to numerous therapeutic areas. We are advancing a pipeline of three clinical and two preclinical programs across three therapeutic categories: (1) solid organ transplantation, (2) severe autoimmune disease, and (3) severe blood, immune and metabolic disorders that have been observed to be potentially curable via allo-HSCT. These initial areas of focus extend beyond kidney transplantation and include severe autoimmune disease in our planned trial targeting scleroderma and further research in blood, immune and metabolic disorders. We retain global development and commercial rights for FCR001 in all indications.

Our lead indication for FCR001 is living donor kidney transplant (LDKT). We are currently evaluating FCR001 in FREEDOM-1, a randomized, controlled, open-label, multi-center Phase 3 trial in the United States. This registration trial is designed to assess the safety and efficacy of FCR001 in first-time LDKT recipients, where FCR001 is administered the day after the kidney transplant. The goal of the FREEDOM-1 trial is to assess the potential of FCR001 to induce durable immune tolerance to the transplanted kidney without the need for chronic immunosuppression to prevent graft rejection. Based on the data generated from our Phase 2 trial, FCR001 has been granted Regenerative Medicine Advanced Therapy (RMAT) and Orphan Drug designations by the U.S. Food and Drug Administration (FDA) in this indication.

In the fourth quarter of 2021, we initiated FREEDOM-2, a Phase 2 trial to evaluate the potential for FCR001 to induce durable immune tolerance in patients who have previously received a kidney from a living donor, which is a process called delayed tolerance. In this trial, FCR001 will be administered between three and twelve months after the initial kidney transplant. Demonstrating that FCR001 can induce durable tolerance to a transplanted kidney, even if FCR001 is administered up to one year after the original LDKT, could enable broader clinical application of our Facilitated Allo-HSCT Therapy both to a portion of the prevalent LDKT population as well as potentially to the deceased donor solid organ transplant setting. We are also currently conducting preclinical research to explore whether we can manufacture FCR001 (or FCR002, if deemed a separate product candidate) from bone marrow procured from deceased organ donors. If these preclinical studies are successful, we plan to initiate IND-enabling studies of FCR001 or FCR002 in deceased donor kidney transplants.

Also in the fourth quarter of 2021, we initiated our first clinical trial in autoimmune diseases, FREEDOM-3, a Phase 2 trial exploring the safety and clinical activity of FCR001 in patients with a severe form of scleroderma. We believe that positive proof of concept data in this trial could support the potential applicability of FCR001 to other severe, systemic autoimmune diseases.

Our Programs

Reprogram: Solid Organ Transplantation

We believe that our Facilitated Allo-HSCT Therapy has the potential to reprogram the immune system of recipients of solid organ transplants to recognize the donated organ as “self,” thereby avoiding organ rejection without the degree of toxicities, risks, co-morbidities, and burden of compliance associated with chronic immunosuppression. In the United States, there were 39,719 transplants of solid organs performed in 2019, up from 36,350 in 2018. These life-saving procedures entail procuring organs from either living donors (in the case of kidney and partial liver) or deceased donors (in the case of kidney, liver, heart, lung, pancreas and intestine) and surgically implanting them into appropriately matched recipients with end-stage organ failure. In 2019 (the most recent year before the COVID-19 pandemic temporarily reduced the number of transplants, such as LDKT, which are considered elective procedures), there were 7,397 transplants performed from living donors, of which 6,687 were kidney and 524 were partial liver. In addition, there were 32,322 transplants from deceased donors in 2019, as follows: 16,534 kidney, 8,372 liver, 3,552 heart, 2,714 lung, and 1,150 other organs, including heart/lung, kidney/pancreas, pancreas, and intestine.

Demand for solid organ transplants significantly exceeds the supply. As of March 1, 2022, there were more than 100,000 people in the United States on the waiting list for a transplant, of whom more than 90,000 were awaiting a kidney—with a median wait of 4.1 years. We believe that inducing durable tolerance to a transplanted organ without the need for chronic immunosuppression has the potential to prolong the viability of kidney transplants and ultimately other solid organ transplants, thereby reducing the need for the approximately 10% of organ transplants annually that are repeat transplants. Reducing the number of repeat transplants following failure of their initial transplant should, in turn, enable more patients on the waiting list to receive an initial transplant, and save significant associated healthcare costs.

Our Initial Focus: First-Time Living Donor Kidney Transplant

Long-term outcomes in LDKT are suboptimal due to the complications associated with taking lifelong chronic immunosuppression medications. We believe FCR001 has the potential to induce durable allogeneic tolerance in LDKT recipients to their transplanted organ, thereby permitting the LDKT recipient to discontinue all chronic immunosuppression within approximately twelve months of their transplant, without rejecting the transplanted organ. FCR001 is a single-dose, personalized investigational therapy that is made from stem and immune cells procured from the kidney donor, that are processed at our GMP facility to specifications that are optimized for the transplant recipient. FCR001 is infused into the transplant recipient within a day of the LDKT. The patient journey and our therapeutic approach in our Phase 2 and Phase 3 LDKT trials, including our vein-to-vein process from donor to recipient, is illustrated in the figure below.

The Patient Journey and Our Therapeutic Approach in Our Current LDKT Clinical Trials

Our approach begins with the procurement of a donor’s stem and immune cells through a standard mobilization and apheresis procedure. At least three weeks prior to the scheduled LDKT, the kidney donor receives medication over a five-day period to mobilize their stem cells and immune cells and allow these cells to circulate out of the bone marrow and into the bloodstream. The mobilized cells that comprise FCR001 are then collected from the donor using our specified apheresis protocol.

The donated cells are shipped to our GMP cell processing facility in Louisville, Kentucky (which is also the location of UPS’ WorldPort hub), where our proprietary process removes a calculated amount of the donor’s ßTCR+ T-cells and relatively enriches the product for the donor’s HSCs and FCs. The minimum doses of donor-derived HSCs and FCs in our FCR001 investigational therapy are customized for each patient, as is the target dose range of ßTCR+ T-cells. The final product is cryopreserved, and after clearing quality control specifications and processing, shipped to the transplant center, where it is stored until the transplant date.

Separately, commencing four days prior to the transplant, the recipient will receive nonmyeloablative conditioning to facilitate engraftment of the HSCs contained in FCR001. Our nonmyeloablative conditioning regimen consists of low total doses of fludarabine and cyclophosphamide and a one-time, low dose of total body irradiation (TBI), resulting in a less toxic regimen than fully myeloablative conditioning. Our nonmyeloablative conditioning regimen enables the patient to be managed primarily in an outpatient setting, with a relatively short hospital stay, whereas fully myeloablative conditioning typically requires inpatient management for 20 to 30 days. As the nonmyeloablative conditioning regimen employed as part of our Facilitated Allo-HSCT Therapy is mainly immunosuppressive and much less toxic to the recipient’s stem cells than myeloablative conditioning, the patient’s immune system is generally expected to recover on its own even if the donated HSCs do not engraft.

Three days prior to the LDKT, the recipient will begin a standard chronic immunosuppressive therapy of tacrolimus and MMF, to help prevent both graft rejection and GvHD after transplantation. On Day 1 post-LDKT, the recipient will receive a single intravenous infusion of FCR001 at their bedside. On Day 3 post-transplant, the recipient will receive a single dose of cyclophosphamide and Mesna to suppress the immune system and reduce undesired side effects of certain chemotherapy drugs.

Over the course of the next six months, the transplant recipient will remain on standard immunosuppressive therapy (i.e. tacrolimus and MMF) and will return to the clinic for routine monitoring. At approximately month six post-transplant, if the recipient demonstrates durable donor chimerism (defined as at least 50% donor T-cell chimerism), there is no evidence of rejection or GvHD, and kidney function remains stable, then MMF can be discontinued. Thereafter, tacrolimus can be tapered starting at month nine, and if the recipient continues to fulfill the preceding conditions, tacrolimus can be discontinued at approximately month 12 post-transplant.

Overview of Our Phase 2 Trial

We conducted an our open-label, single-arm Phase 2 trial to investigate whether administration of FCR001 along with nonmyeloablative conditioning can induce durable immune tolerance to a donated kidney in adult LDKT recipients. Although this trial is no longer actively enrolling patients, this trial will continue to monitor the FCR001-dosed patients for up to 15 years from the time of their transplant and thereby provide long-term follow-up safety and durability data.

Thirty-seven patients were dosed between 2009 and 2016 at Northwestern Medical Center (n=36) and Duke University Hospital (n=1). The first four patients dosed at Northwestern Medical Center were treated under a compassionate use exemption, but we consider these patients to be part of our Phase 2 trial because they were treated with the same FCR001 product and under substantially the same protocol as the subsequent 33 patients. Eligible donor and recipient pairs were adults between the ages of 18 to 65 who met trial eligibility criteria. All levels of immune HLA mismatching between donor and recipients were allowed.

The primary endpoint of the trial was to determine whether the administration of FCR001 can induce durable tolerance to the donated kidney and substantially reduce or eliminate the requirement for immunosuppression within 12 months following transplant.

Phase 2 LDKT study design

As of March 1, 2022, the median follow-up of the 37 patients who received LDKT and FCR001 was 6.6 years, with the longest follow-up being 11.3 years. Moreover, as of such time, 33 recipients have at least 36 months of follow-up, and 30 patients have had at least 60 months of follow-up. As of March 1, 2022, we have accumulated a total of approximately 280 patient-years of exposure to FCR001 in LDKT.

Our Phase 2 Results—Clinical Activity

As depicted in the flowchart below, 37 patients received LDKT as well as our investigational therapy, FCR001, plus nonmyeloablative conditioning. As of March 1, 2022, the results were as follows:

Phase 2 Clinical Trial Results as of March 1, 2022

* Chimerism lost between months 2 and 5 post-transplant.

In our Phase 2 trial, nearly every patient (26 of 27) who demonstrated chimerism at six months post-transplant was able to be completely weaned off all chronic immunosuppression by approximately twelve months post-transplant, and every patient (n = 26) who was weaned off all chronic immunosuppression at twelve months post-transplant has subsequently been able to stay off chronic immunosuppression, without organ rejection during their follow-up. As detailed below, two patients that remained off chronic immunosuppression died at years 3.5 and 4 post-transplant due to pneumococcal sepsis and lung cancer, respectively. We have followed these 26 patients for a median of 6.6 years, and the longest for 11.3 years since their transplant.

Induction of Durable Chimerism and Withdrawal of Immunosuppression

Of the 37 patients who received FCR001, 26 (70%) achieved durable donor chimerism (defined for purposes of the Phase 2 trial as whole blood or T-cell donor chimerism greater than 40% at six months post-transplant) and were successfully weaned from their chronic immunosuppression without developing acute rejection or donor specific antibodies. After mid-course optimizations to the Phase 2 protocol were implemented in late 2013, 14 of the last 17 patients (82%) in the trial achieved durable chimerism and could be withdrawn from chronic immunosuppression at approximately one year post-transplant.

During approximately the first half of the Phase 2 trial, we identified certain factors that may have contributed to the failure of the donor’s HSCs to durably engraft in some of our FCR001 recipients. These factors include suboptimal HSC/FC cell counts, failure to administer a post-transplant dose of cyclophosphamide per protocol, the presence of infection at the time of the transplant, a lack of adherence to best clinical practices for management of allo-HSCT patients, and a Panel Reactive Antibody (PRA) greater than 20%. A high PRA indicates that a patient has a disproportionate response to HLA antigens, and a PRA of greater than 20% (which is observed in approximately 10% of LDKT recipients) is a known risk factor for organ rejection in solid organ transplant. Based on these observations, we incorporated certain dosing and protocol refinements into our Phase 2 trial through late 2013. From that timepoint onward (denoted by the (2) in the figure above), 14 of the last 17 patients (82%) dosed in our trial achieved durable donor chimerism and were able to be weaned off their chronic immunosuppression without rejecting the transplanted organ. Based on two observed cases of GvHD in 2014 and 2015, each of which involved a female donor to unrelated male recipient (a known risk factor for GvHD in allo-HSCT), in October 2015 we further refined our Phase 2 protocol to exclude female donors to unrelated male recipients (denoted by the (3) in the figure above). Once this protocol change was implemented, we did not observe any further cases of GvHD in the last seven patients in our Phase 2 trial who received FCR001.

Withdrawal of Chronic Immunosuppression Irrespective of HLA Mismatch

In our Phase 2 trial, the ability to discontinue chronic immunosuppression was observed across all levels of donor and recipient HLA matching, with 19 out of 26 recipients (73%) who were able to durably discontinue their chronic immunosuppression having an HLA match of three or less to their donor. We did not observe any correlation between the degree of HLA mismatch and any of durable chimerism, safety, or GvHD. We believe that the induction of durable allogeneic tolerance (as demonstrated by successful discontinuation of chronic immunosuppression) in a number of patients with poor HLA matching demonstrates FCR001’s potential to overcome a major obstacle in solid organ transplantation and allo-HSCT. The figure below summarizes the distribution of all 37 FCR001-dosed patients in terms of the degree of HLA matching in each of living related donors and living unrelated donors. Results were comparable across all degrees of HLA matching, and whether the donor was related or unrelated. Of patients who received very low-matched (zero to two HLA match) kidneys from unrelated donors, 12 of 17 were durably weaned off their chronic immunosuppression.

HLA Matching and Relatedness—Patient Status

Chimerism as Predictor of Ability to Withdraw Chronic Immunosuppression at One Year Post-Transplant

Hematopoietic chimerism has recently emerged as a promising, near-term, surrogate marker for predicting allogeneic tolerance induction. In our Phase 2 trial, we observed that high levels (>50%) of donor chimerism at three and six months post-transplant correlated strongly with the ability to discontinue chronic immunosuppression approximately one year after transplant, without subsequent graft rejection. Durable whole-blood and T-cell donor chimerism was observed in 27 patients, of whom 26 were successfully weaned from chronic immunosuppression at approximately one year, with one durably chimeric subject dying due to complications from GvHD shortly before the one-year time point.

All 26 patients in our Phase 2 trial who could be withdrawn from chronic immunosuppression at approximately one year post-transplant attained high and durable levels of whole blood chimerism and/or T-cell chimerism. Of these 26 patients, 22 developed very high level (>90%) donor whole blood chimerism beginning the first month post-transplant, and 24 out of 26 patients had >90% chimerism at one year post transplant. As of March 1, 2022, all 26 patients had retained durable chimerism for the duration of their follow-up.

As depicted in the graph below, the mean percentage whole blood and T-cell donor chimerism levels for FCR001-treated patients weaned off their chronic immunosuppression at approximately one year post-transplant reached approximately 95% as early as one month post-transplant and remained at this level for as long as ten years.

Percentage of Donor Chimerism in FCR001-Treated Patients Who Are Off Chronic Immunosuppression

Values are mean +/- standard deviation.

N indicates the number of FCR001 treated patients weaned off IS at approximately one year post-transplant for whom % whole blood and T-cell donor chimerism were measured at that time point

We believe that these collective observations support our belief that the establishment of high levels of donor chimerism is an early and consistent predictor of the ability to durably withdraw an LDKT recipient from chronic immunosuppression without rejecting the transplanted organ.

Of the ten FCR001-dosed transplant recipients in our Phase 2 trial who did not achieve durable chimerism, eight were transiently chimeric and two never engrafted. Transiently chimeric patients typically lost donor chimerism within the first two to five months post-transplant.

While none of the 26 patients in our Phase 2 trial who developed durable chimerism experienced biopsy-proven acute rejection (BPAR), seven of the ten patients who did not achieve durable chimerism did develop BPAR. BPAR was successfully treated in five of these seven patients, but severe infections in two patients required them to be removed from all immunosuppression, which resulted in graft loss. This is consistent with how severe infections would be treated in a standard of care solid organ transplant setting. At the time of their BPAR episodes, all but one patient was being maintained on lower-than-normal levels of immunosuppression, which would have significantly increased the risk of BPAR. In four of these seven patients, immunosuppression therapy was lowered to monotherapy (tacrolimus in three cases and sirolimus in one case), at the investigator’s discretion, and/or lowered to a dose level below what would be permitted in our Phase 3 trial. Our Phase 3 protocol requires that standard of care immunosuppression therapy be maintained for all patients who do not maintain durable donor chimerism at and beyond month six post-transplant unless lowering of immunosuppression is otherwise determined to be medically necessary (e.g. due to a serious infection).

Overall Five-Year Kidney Graft Survival

As of March 1, 2022, five-year survival of the donated kidney was 34 out of 37 patients (92%) in our Phase 2 trial, compared to five-year kidney graft survival of 86% in patients tracked by the United Network for Organ Sharing (UNOS). The three cases of kidney graft loss in our Phase 2 trial occurred in patients who did not establish durable chimerism and were unable to discontinue chronic immunosuppression. As noted earlier, we revised our Phase 2 protocol (and maintained these revisions in our Phase 3 protocol) to address certain factors that we believe may have played a role in these three graft losses, including incorporating into our Phase 2 protocol best clinical practices for management of allo-HSCT patients to minimize infections and excluding patients with a history of infection.

Observation of Renal Function

As shown in the graph below, average renal function in our Phase 2 patients, as measured by estimated glomerular filtration rate (eGFR) by Modification of Diet in Renal Disease, was observed to be preserved over time, both for the durably chimeric patients off chronic immunosuppression after approximately one year as well as for all FCR001 patients on an intent-to-treat basis (ITT). No abnormal histologic findings or instances of BPAR were observed on any protocol biopsies in durably chimeric patients off chronic immunosuppression.

Separately and apart from our Phase 2 trial protocol, the lead investigator at Northwestern Medical Center for our Phase 2 trial evaluated both longer-term kidney function and cardiovascular medication usage, as described further below, at up to five years post-transplant in FCR001-treated patients. These patients were compared to a cohort of standard of care LDKT patients who the investigator determined would have met all of our Phase 2 trial enrollment criteria and were transplanted at Northwestern between 2009 and 2012 (the first three years of our Phase 2 trial). In a retrospective analysis through year four post-transplant of these standard of care LDKT patients, mean eGFR of this cohort was observed to decline over time as depicted by the gray line in the graphic below.

Mean eGFR* Over Time Post-Transplant

*MDRD-4 (Modification of Diet in Renal Disease) equation

Average renal function calculation excludes graft losses occurring prior to any given time point. Over time, sample size decreased due to 3 deaths, 3 graft losses, patients not yet out to the time point, or eGFR values missing. Note that ITT analysis excludes the five patients who were enrolled in the Phase 2 trial but did not actually receive FCR001.

Due to the retrospective nature of the analysis, which is not included in our database, data from the standard of care cohort (depicted by the gray line) does not include baseline eGFR data or year 5 data.

Cardiovascular Medication Usage

The evaluation of cardiovascular medication usage conducted by the lead investigator at Northwestern Medical Center for our Phase 2 trial as described above resulted in the findings summarized as follows. As shown in the table below, at four years post-transplant, cardiovascular medication usage of FCR001 patients who were durably chimeric and off chronic immunosuppression compared favorably with that of the retrospectively gathered standard of care cohort of 132 transplant recipients who received their LDKT at the same site and during the same timeframe as the first half of our Phase 2 trial.

Comparison of Cardiovascular Medication Usage in Durably Chimeric FCR001 Patients vs. Historical Standard of Care Cohort, at Four Years Post-Transplant

	Durably chimeric FCR001 patients off immunosuppression (n=26)	Standard of care patients (n=132)
Anti-hypertension medications	18%	83%
Anti-hyperlipidemia medications	9%	43%

Baseline data not available

Evidence of Immunocompetence in FCR001-Treated Patients

One measure of successful immune system reconstitution is having a highly diverse repertoire of T cell receptor (TCR) clones, meaning a wide range of TCR clones, each capable of recognizing and targeting different foreign antigens. To examine TCR clone diversity in our LDKT patients, we randomly selected nine patients from our Phase 2 trial, of which five had achieved full chimerism and four did not, and analyzed blood samples 24 months after LDKT. We observed that, even though the clone diversity in TCR repertoire was somewhat reduced in all nine post-transplant recipients, the repertoire in these patients was diverse enough to suggest recovery of immune competence. As shown in the figure below, at least 97% and 95% of the total and top 1000 TCR clones, respectively, observed in a representative sample of these post-transplant recipients were not present in either donor or recipient pre-transplant. This suggests that a significant number of unique TCR clones (that were not previously present in either the donor or the recipient) were generated post-transplant, which is evidence of a competent immune system. Within the pool of shared sequences observed in the remaining 3% of clones, full chimerism correlated with a shift towards homology with the donor, meaning that the TCR clones were primarily derived from the donor HSCs, rather than from residual recipient HSCs, while loss of chimerism correlated more closely with the TCR clonal diversity in the recipient following autologous recovery of T-cells.

In another study, reported in Science Translational Medicine (2012), Dr. Ildstad and certain collaborators analyzed lineage reconstitution in the first eight recipients of FCR001 in our Phase 2 trial. In that study, Dr. Ildstad and certain collaborators observed evidence of reconstitution of immune and blood cell components (e.g. T-cells, B-cells, natural killer (NK) cells, monocytes, granulocytes) in those FCR001 recipients. In addition, in a separate analysis reported in Transplantation (2015), Dr. Ildstad and certain collaborators analyzed blood reconstitution in the first 20 recipients of FCR001 in our Phase 2 trial (with follow up on the durably chimeric patients between eight and 48 months post-discontinuation of chronic immunosuppression). In five of the 12 patients who achieved durable chimerism, donor-derived red blood cell production was observed. We believe that these observations support the potential of our Facilitated Allo-HSCT Therapy to address certain severe blood, immune or metabolic disorders that have previously been successfully treated with standard allo-HSCT.

Our Phase 2 Results—Safety

Through March 1, 2022, we have accumulated a total of approximately 280 patient-years of exposure to FCR001 in LDKT, and the safety profile observed in our patients was generally consistent with that expected if a patient were to separately receive both a standard kidney transplant and an allo-HSCT with nonmyeloablative conditioning. Moreover, as noted above, preliminary data indicates that patients who were able to be weaned off immunosuppression with FCR001 had preserved kidney function and third-party data suggests a markedly lower reliance on cardiovascular medications at four years post-transplant compared to traditional transplants with chronic immunosuppression over a similar time frame. Most adverse events occurred during the first 12 months post-transplant when the patients were on conventional immunosuppression, and no events of infusion toxicity following FCR001 administration were observed. We summarize the safety findings in greater detail below.

The most commonly reported adverse events were diarrhea, BK viruria/viremia, fever, cough, and nausea. The most commonly reported serious adverse events were fever, deep vein thrombosis, including among several patients who had predisposing factors such as central venous catheter placements or Factor V deficiency, diarrhea, pneumonia and febrile neutropenia. The most commonly reported infections were BK viruria/viremia, nasopharyngitis, cellulitis, upper respiratory tract infection, and urinary tract infection. BK urine/blood were monitored frequently per protocol and no cases of BK nephropathy were observed. Cytomegalovirus (CMV) viremia was also observed at a rate consistent with what would be expected in a kidney transplant and allogeneic stem cell transplant population. There was not an increase in CMV incidence in donor/recipient pairs at higher risk of CMV incidence or activation. There were two cases of tissue invasive CMV disease (colitis), both of which occurred in the two FCR001 patients that experienced GvHD.

Five-year patient survival in our Phase 2 trial is comparable to that of LDKT patients as reported in the UNOS database, being approximately 89% and 92%, respectively. Out of the 37 patients in our Phase 2 trial who received FCR001, there were four patient deaths. The first death, of a patient who had durable chimerism through month 11 post-transplant, occurred eleven months post-transplant and was attributed to complications arising from progressive, treatment-resistant, Grade III GvHD with recurrent CMV colitis. There was a meaningful delay between onset of symptoms and when this patient presented to the transplant center for evaluation and treatment. The second death, of a durably chimeric patient approximately four years after transplant and approximately three years after the patient had discontinued chronic immunosuppression, was attributed to non-small cell carcinoma of the lung. This patient, whose death was deemed not study related by the DSMB, had a more than 40-year history of heavy smoking and refused treatment for his cancer. The third death, of a durably chimeric patient approximately 3.5 years post-transplant and approximately 2.5 years after the patient had discontinued chronic immunosuppression, was attributed to pneumococcus sepsis and human metapneumovirus infection. This patient was non-compliant with the trial’s revaccination protocol (which is standard of care following allo-HSCT) and fell ill while traveling abroad. The fourth death, of a patient who did not achieve durable chimerism, occurred 4.5 years post-transplant and was attributed to respiratory failure secondary to septic shock and aspiration pneumonia. The DSMB deemed this death not study related.

There were two cases of GvHD, both in the setting of a female donor to an unrelated male recipient. This donor/recipient combination is known to have a higher risk of GvHD in allo-HSCT. The first case of GvHD occurred at 135 days post-transplantation and was fatal, as described above. The HLA match between this recipient and his donor was two out of six. The second case (Grade II acute GvHD) occurred at approximately two months post-transplant, almost immediately after the patient’s immunosuppression medication was changed from tacrolimus to sirolimus due to tacrolimus-induced toxicity. The patient’s acute GvHD resolved following treatment with corticosteroids. This patient was weaned off chronic immunosuppression and subsequently developed Grade I-II ocular/musculoskeletal chronic GvHD, which is currently well-managed. The HLA match between this recipient and his donor was one out of six. There were no other reports of acute or chronic GvHD. While other female-donor-to-unrelated-male-recipient pairs in our Phase 2 trial did not experience GvHD, we nonetheless excluded female donor to unrelated male recipients from the last seven patients in our Phase 2 trial, and no further instances of GvHD were observed. We are continuing to exclude these donor-recipient pairs from our FREEDOM-1 Phase 3 protocol.

Six patients in our Phase 2 trial were diagnosed with skin cancers (squamous cell and basal cell), all of which were successfully treated. Skin cancers account for 40% to 50% of malignancies in solid organ transplant, and solid organ transplant recipients are 65- to 250-fold more likely to develop squamous cell cancers and ten- to 16-fold more likely to develop basal cell skin cancers compared to the general population. One patient who was not durably chimeric and remained on chronic immunosuppression developed acute lymphocytic leukemia approximately seven years post-transplant and is in remission following chemotherapy. Approximately six years after transplant, this patient had received rituximab to treat an episode of acute, antibody-mediated rejection approximately nine months before this diagnosis. One patient was diagnosed approximately seventeen months post-transplant with papillary thyroid carcinoma, which was successfully surgically removed, and, as described above, one patient, a lifelong smoker, was diagnosed 4.5 years post-transplant with non-small cell carcinoma of the lung, which was ultimately fatal.

Adverse events reported by stem cell donors consisted of headache, fatigue, skeletal muscular pain, and nausea, and occurred around the timing of their granulocyte colony-stimulating factor administration for stem cell mobilization and apheresis. These adverse events were generally mild, fairly transient, and responded to nonsteroidal anti-inflammatory drugs or similar pain medications. There were no serious adverse events reported by any stem cell donors.

Our Phase 2 Results—Quality of Life (QoL)

Several clinical and real-world studies highlight that treatment with chronic immunosuppression significantly impairs patient-reported QoL in solid organ transplant recipients. To study the potential influence of withdrawal from chronic immunosuppression on transplant recipients’ patient-reported QoL, 13 FCR001-treated patients from our Phase 2 LDKT trial who were successfully withdrawn from chronic immunosuppression at approximately one year post-transplant were compared with 12 patients who would have met inclusion criteria for the FCR001 tolerance protocol but were transplanted under standard of care therapy. Patients were administered three validated QoL self-administered questionnaires: the End Stage Renal Disease Symptom Checklist—Transplantation Module (ESRD-TM); the Short Form 36 (SF-36) questionnaire, the most frequently used patient reported outcomes instrument in clinical trials today; and the EuroQol 5 Dimension (EQ-5D-5L) questionnaire. Investigators and statisticians were blinded to the treatment group. The patient demographics were similar between the two groups. FCR001-treated patients and the standard of care patients were surveyed an average of 50 and 75 months after their organ transplant, respectively.

In general, FCR001 treated patients reported better QoL than standard of care treated patients in all dimensions. In the ESRD-TM, standard of care patients reported statistically significantly greater cardiac and renal dysfunction and significantly greater levels of side effects from corticosteroids than FCR001 patients. The General Health Component of the SF-36 showed a statistically significant decrease in self-reported health among the standard of care patients compared to the FCR001 patients. In the EQ-5D-5L, standard of care patients reported a statistically significantly higher rate of pain and discomfort problems than FCR001 patients. A number of other categories in each of the three questionnaires showed positive trends in favor of FCR001 patients, but the findings were not statistically significant due to the small sample size. In addition to the dimensions of the SF-36 and ESRD-TM where FCR001 treated patients had a statistically significant benefit versus standard of care, patients treated with FCR001 had numerically favorable ratings on all other dimensions that did not reach statistical significance. Moreover, on the EQ-5D5L, in addition to the statistically significant benefit on pain/discomfort ratings, FCR001 treated patients had numerically favorable ratings versus standard of care on the dimensions of usual activity, anxiety/depression, and mobility. Both FCR001 and standard of care treated patients rated no problems on the dimension of self-care.

In summary, the three quality of life instruments used in this trial were in agreement that standard of care patients reported diminished mental health in the form of greater psychological stress, decreased overall mental health, and greater anxiety/depression scores compared to the FCR001-treated patients who had been able to discontinue their chronic immunosuppression. The three instruments also provided similar results in the areas of reported pain and discomfort as well as cognitive impairment, which again were notably higher in the standard of care patients compared to the FCR001-treated patients. Collectively, these preliminary results suggest that when our investigational FCR001 therapy enabled the discontinuation of all chronic immunosuppression medications, this outcome may be associated with significantly improved QoL in those FCR001-treated patients as compared to the QoL of standard of care patients who remained on chronic immunosuppression. Our FREEDOM-1 trial will further evaluate the potential QoL impact of FCR001 versus standard of care using the ESRD-TM and SF-36 questionnaires.

Our Phase 3 FREEDOM-1 Trial

Based on promising data from our Phase 2 LDKT trial, we have initiated FREEDOM-1, a 5-year multicenter, open-label, randomized, controlled, Phase 3 trial assessing the safety and efficacy of FCR001 in first-time, adult LDKT. We expect the trial to take place across 15 to 18 sites in the United States, of which 17 were activated as of March 1, 2022. A total of 120 LDKT recipients will be randomized 2-to-1 into the following two arms: (1) the interventional arm, where 80 patients will receive LDKT and FCR001 accompanied by nonmyeloablative conditioning, and will receive standard of care chronic immunosuppression that can potentially be eliminated by 12 months post-transplant, and (2) the control arm, where 40 patients will receive a LDKT plus standard of care chronic immunosuppression. The primary objective is to evaluate the proportion of FCR001 recipients who are free from chronic immunosuppression, without BPAR, at 24 months post-transplant. The secondary objective is to evaluate the change in mean renal function (eGFR by Modification of Diet in Renal Disease) from month one post-transplant to month 24 in FCR001 recipients. Because LDKT recipients on standard of care treatments do not discontinue immunosuppression without rejecting the transplanted organ, neither the primary endpoint nor the secondary endpoint of FREEDOM-1 involves a statistical comparison between the interventional arm and the control arm. Instead, the primary endpoint of FREEDOM-1 is the demonstration that the lower end of our confidence interval of FCR001 patients free from chronic immunosuppression and without BPAR at two years post-transplant is above 30%. The secondary endpoint of FREEDOM-1 is the demonstration that the lower end of our confidence interval for the mean renal function (as measured by eGFR) of the FCR001 patients is above a five-point decline in eGFR.

Our Phase 3 protocol incorporates several learnings from our Phase 2 trial in order to optimize the likelihood of achieving donor stem cell engraftment and durable chimerism and minimize the risks of graft rejection or GvHD. As depicted in the figure above entitled “Phase 2 LDKT Trial: Summary of Patient Dispositions and Duration of Follow-Up,” and the accompanying discussion, during our Phase 2 trial, we identified a number of factors that we believe negatively affected outcomes, and we adjusted our minimum cell doses and trial protocols accordingly. For example, we observed that highly sensitized patients were more likely to reject their stem cell graft. As a result, we are excluding certain types of highly sensitized patients from our Phase 3 protocol. Characteristics of highly sensitized patients include, but are not limited to, patients with a PRA greater than 20% and patients who have had recent blood product transfusions. We are also excluding female-donor-to-unrelated-male-recipient pairings, as this pairing is known to increase the risk of GvHD in allo-HSCT, as well as transplant recipients who have had significant recent infections.

Further, we require adherence to our full nonmyeloablative conditioning regimen (including administration of the post-transplant dose of cyclophosphamide), and we require that our centers adhere to best clinical practices for allo-HSCT, including enhanced surveillance for, and proactive management of, GvHD; infectious disease prophylaxis and treatment with drugs that are not myelosuppressive; standard revaccination protocols; and avoiding medications that may induce cytopenia. We will also require all FCR001-dosed patients who are not durably chimeric and weaned off their chronic immunosuppression to be maintained at all times on standard of care maintenance immunosuppression unless it is medically necessary to reduce immunosuppression, such as in cases of severe infection.

Our Preliminary Interim Phase 3 FREEDOM-1 Trial Results

In November 2021, in connection with long-term Phase 2 follow-up data presented at the 2021 American Society of Nephrology meeting, we also announced preliminary data from the first patients dosed in our FREEDOM-1 Phase 3 clinical trial. At the data cutoff date, all patients treated at least three months prior to the cutoff date with our Facilitated Allo-HSCT Therapy, FCR001, achieved T-cell chimerism levels greater than 50% at each of the 3-, 6-, and 12-month timepoints post-transplant. In our Phase 2 study, establishment and maintenance of greater than 50% donor peripheral T-cell chimerism in an LDKT recipient at 3, 6 and 12 months after administration of FCR001 all correlated strongly with the patient’s ability to durably discontinue chronic IS approximately one year after transplant, without subsequent graft rejection. We believe this preliminary data supports continuation of the Phase 3 clinical trial and further development of FCR001 for additional therapeutic indications.

As shown in the figure below, a total of five patients had been dosed through the data cutoff date, two of whom were more than 12 months post-transplant. Both demonstrated >50% T-cell chimerism at each of the 3-, 6- and 12-month timepoints and had been discontinued from chronic IS. One patient was more than six months post-transplant and had demonstrated >50% T-cell chimerism at the 3- and 6-month timepoints. The remaining two patients had not yet met the 3-month timepoint at the data cut-off date. Additionally, the overall safety profile of Phase 3 patients dosed at the time with FCR001 was consistent with that observed in our Phase 2 study of FCR001. We plan to continue to provide periodic clinical updates as patient data continues to mature.

Delayed Tolerance in LDKT: FREEDOM-2

In our FREEDOM-2 trial, we are assessing whether FCR001 can induce durable immune tolerance to the transplanted organ when it is administered, together with nonmyeloablative conditioning to LDKT recipients up to one year following their kidney transplant. The design of the FREEDOM-2 trial is virtually identical to the FREEDOM-1 trial, except that FCR001 will be administered three- to twelve months post-LDKT in FREEDOM-2, whereas it will be administered the day after the LDKT in FREEDOM-1. In both cases, nonmyeloablative conditioning will be administered commencing five days prior to the administration of FCR001. Positive results in FREEDOM-2 could potentially enable us to also address some portion of the prevalent LDKT population, rather than the incident LDKT population that is addressed by FREEDOM-1.

FREEDOM-2 is a five-year, multi-center, single-arm, open-label trial to assess the safety, preliminary efficacy, and overall benefit of FCR001 cell therapy in previously transplanted recipients of a kidney from a living donor. We filed an original IND and protocol for this trial in 2011, in which two patients were dosed on an exploratory basis. We have recently revitalized and amended this protocol to incorporate numerous learnings from our Phase 2 LDKT trial, including increasing our minimal cell doses, exclusion of highly sensitized patients, and adherence to best allo-HSCT practices and use of appropriate prophylactic medications for HSCT. Similar to FREEDOM-1, the primary objective of FREEDOM-2 is to evaluate the proportion of FCR001 recipients who are free from chronic immunosuppression, without BPAR, at 24 months post-FCR001 infusion. The secondary objective is to evaluate the change in renal function from baseline (day one, prior to FCR001 infusion) to month 24 in FCR001 recipients. We reinitiated the FREEDOM-2 trial in the fourth quarter of 2021.

As noted above, in 2012, we enrolled two patients in an earlier version of our delayed tolerance protocol. Both patients continue to have stable renal function and are being managed as standard of care kidney transplant patients, even though neither achieved durable chimerism. As noted above, we have revitalized and amended this protocol to incorporate numerous learnings from our Phase 2 LDKT trial. Because neither of these patients was treated in accordance with the current protocol, nor received our optimized cell doses, these patients will not count towards the formal analysis of our FREEDOM-2 trial.

Although FREEDOM-2 initially contemplates administering FCR001 no more than one year after LDKT, we have the flexibility to amend the trial protocol to extend the period of time between LDKT and FCR001 administration if we see positive initial results from our FREEDOM-2 trial.

We believe that positive proof of concept in FREEDOM-2 could open to the door to broader clinical application of our Facilitated Allo-HSCT Therapy to deceased donor kidney and other solid organ transplantation settings. In the deceased donor setting, there is an inherent delay between the time that a deceased donor’s solid organ is transplanted to a recipient, and when a product made from cells procured from the deceased donor could be processed and then subsequently administered to the transplant recipient. Demonstration in FREEDOM-2 of the feasibility of delayed tolerance induction would lend support to the potential of our Facilitated Allo-HSCT Therapy to induce durable immune tolerance in a recipient of a deceased donor’s organ up to twelve months after their original organ transplant.

Deceased Donor Program

We believe that it may be possible to induce allogeneic tolerance in a recipient using HSCs procured and processed from a deceased donor. We are conducting preclinical research to explore whether we can successfully procure and process cells from deceased donors to produce either FCR001 or a similar product to FCR001, which we would designate FCR002.

Deceased donor kidney transplants represent a substantial portion of the kidney transplant recipient population, accounting for more than 70% of annual kidney transplants in the United States. If our Facilitated Allo-HSCT Therapy is shown to be capable of inducing durable immune tolerance in the deceased donor kidney transplant setting, then we also believe our therapeutic approach could be applied to the transplant of other solid organs from deceased donors. Collectively, the incident deceased solid organ transplant population is more than four times greater than the living donor transplant population.

Restore: Severe Autoimmune Disease

We believe that our Facilitated Allo-HSCT Therapy has the potential to restore self-tolerance in patients suffering from severe autoimmune diseases by eradicating diseased autoreactive cells and regenerating a new and healthy repertoire of immune cells, thereby halting the autoreactive cells’ attack on one’s own body.

We believe that our Phase 2 LDKT trial has already provided some proof of concept that our Facilitated Allo-HSCT Therapy could be used to treat severe autoimmune disease. Typically, 20% to 60% of kidney transplant patients whose end-stage renal disease is caused by a kidney-related autoimmune disease experience post-transplant recurrence of their kidney-related autoimmune disorder. Ten patients in our Phase 2 trial of FCR001 had an underlying, kidney-related autoimmune disease that led to their need for a LDKT. As shown in the table below, seven of these ten patients achieved durable donor chimerism and were able to be weaned off all chronic immunosuppression approximately one year post-transplant. As of March 1, 2022, none of these seven successfully tolerized patients has experienced recurrence of their prior kidney-related autoimmune disorder, with follow-up from four to ten years post-transplant. By contrast, recurrence of the prior kidney-related autoimmune disease was reported in two of the three other patients who experienced either transient or no chimerism.

Durable Chimerism vis-à-vis Disease Recurrence in our Phase 2 Trial

	Durable Chimerism		Disease Recurrence
Condition	Durable Chimerism	Disease Recurrence	Transient or no Chimerism	Disease Recurrence
IGA Nephropathy	4	0	2	1
Focal Segmental Glomerulosclerosis	2	0	0	0
Membranous Glomerulonephritis	1	0	1	1
Total	7	0	3	2

We believe that this preliminary finding highlights the importance of achieving durable chimerism in order to induce durable allogeneic tolerance, as well as the potential of FCR001 to induce durable allogeneic tolerance in patients with an autoimmune disease.

Over the past 25 years, data from randomized trials and real-world experience gathered from more than 3,300 patients by the European Society for Blood and Marrow Transplantation Autoimmune Disease Working Party has shown that individuals suffering from a range of severe, refractory forms of rheumatologic, neurologic, and hematological autoimmune diseases appear to have benefitted from HSCT, primarily autologous HSCT. We believe that those data, together with our preliminary findings showing the potential of FCR001 to induce allogeneic tolerance in patients with a prior kidney-related autoimmune disease, support development of FCR001 for severe autoimmune disease. We initially have prioritized development of FCR001 in a severe form of scleroderma, also known as systemic sclerosis (SSc), given the high unmet need in this indication and third party data supporting the potential benefit of HSCT for SSc.

Background of Scleroderma or SSc

SSc is a rare, clinically heterogenous, progressive, multisystem, chronic autoimmune disorder that primarily affects the connective tissues. It has a prevalence of approximately 70,000 to 80,000 individuals in the United States, about 80% of whom are women aged 30 to 50. SSc is characterized by progressive fibrosis of the skin and visceral organs, vasculopathy, and the presence of autoantibodies against various cellular antigens. The etiology of this disorder is largely unknown, but research suggests it is due to both genetic and environmental factors that lead to dysregulation of the innate and adaptive immune systems, dysfunctional inflammatory responses, and connective tissue repair injury in susceptible individuals.

We estimate that approximately 40% of systemic sclerosis patients are diagnosed with the most severe form of SSc, diffuse cutaneous SSc (dcSSc). dcSSc has a poor prognosis, with a disease-related mortality of 5% to 10% per year. dcSSc may progress rapidly, affecting areas throughout the body. Progression from Raynaud’s phenomenon—a condition that causes decreased blood flow to the fingers and toes—to skin thickening typically occurs within one year and can cause profound impairments to quality of life and morbidities, including disfigurement, difficulty opening the mouth, loss of facial expression, and joint contractures. Internal organ vasculopathy and fibrosis typically begin within five years of diagnosis. Commonly affected organs can include the gastrointestinal tract, heart, lungs and kidneys. Interstitial lung disease and pulmonary hypertension together account for nearly 50% of SSc deaths, followed by renal and cardiac complications.

The mortality rate in dcSSc is highest during the first five years of disease onset, when disease progression is most rapid. Patients with rapidly progressing dcSSc have an especially poor prognosis, with survival rates at five and ten years as low as 60% and 30%, respectively. There are no disease modifying therapies for dcSSc. Nintedanib and tocilizumab are the only FDA-approved therapies indicated for SSc but are only labeled to address interstitial lung disease in these patients. Other treatment options are only focused on symptom management and their costs can be substantial, especially in patients with advanced disease. A study published prior to the introduction of nintedanib—which costs nearly $140,000 annually—estimated that five-year direct healthcare costs in the United States for SSc patients with interstitial lung disease or pulmonary hypertension exceed $190,000 and $250,000, respectively.

Recently, however, HSCT has emerged as a promising and potentially disease-modifying treatment for patients with dcSSc at risk for organ failure.

HSCT as Potential Treatment for dcSSc

SSc is thought to be mediated by autoreactive T-cells and B-cells targeting self-antigens, eventually leading to organ damage. HSCT aims to reconstitute the hematopoietic system using either the patient’s own (autologous) or healthy donor (allogeneic) stem cells to re-establish a naïve, self-tolerant immune system to both allo-antigens and auto-antigens. The combination of lymphotoxic chemotherapy (e.g., cyclophosphamide and anti-thymocyte globulin) with or without TBI leads to a profound and long-lasting lymphopenia with persistently reduced levels of pathogenic autoantibodies. Aside from this nonspecific immunosuppression, there is growing evidence that HSCT can restore tolerance by establishing a diversified T-cell receptor repertoire and by increasing numbers of regulatory T-cells.

Autologous HSCT is increasingly being explored as a treatment option for patients with dcSSc and internal organ involvement. Cumulative data from three randomized, controlled trials conducted by third parties have observed the benefit of autologous HSCT therapy in dcSSc as assessed by multiple important outcome measures including clinical improvement, overall and event-free survival, and disease relapse. Further, based on these findings, the European League Against Rheumatism and the American Society for Blood and Marrow Transplantation both now recommend HSCT for patients with rapidly progressive dcSSc at risk for organ failure. Data to date indicate that autologous HSCT may require a myeloablative regimen to be most effective. Higher rates of relapse have been observed when less intensive conditioning regimens have been used. Nevertheless, disease recurrence still was observed in autologous HSCT patients, presumably in part because the patient’s own diseased stem cells are being reinfused in the patient.

Allogeneic HSCT offers a promising alternative therapy to autologous HSCT for patients diagnosed with dcSSc. The advantage of allo-HSCT is its ability to replace the immune system with cells from healthy donors that lack the genetic predisposition for a return to autoimmunity, and with the potential of inducing tolerance to both auto-antigens and allo-antigens. Despite these benefits, allo-HSCT is not commonly used to treat dcSSc patients due to concerns over a potentially higher risk of transplant-related mortality (TRM) and GvHD, which affects between 20% to 70% of recipients. The risk of TRM and GvHD depends on the type of transplant, the degree of donor-recipient HLA compatibility, and the prophylaxis regimen.

Compared to autologous HSCT, standard allo-HSCT has the potential to offer patients with dcSSc additional benefit of lower rates of disease recurrence or potentially a cure. However, with current approaches, this procedure is accompanied by the significant risk of acute and chronic GvHD and a higher TRM. We believe that our Facilitated Allo-HSCT Therapy, which combines administration of FCR001 with a nonmyeloablative conditioning regimen, could offer a less toxic alternative to autologous HSCT (which generally requires a fully myeloablative conditioning regimen), and has the potential to enable broader use of allo-HSCT with a lower risk of severe GvHD for patients with dcSSc and potentially other severe autoimmune diseases.

Our Phase 2 Trial in dcSSc: FREEDOM-3

FREEDOM-3 is a two-year treatment and three-year follow-up, multi-center, single-arm, open-label proof-of-concept Phase 2 trial assessing the safety and efficacy of FCR001 in adults with dcSSc at risk for organ failure. The design of the FREEDOM-3 trial is substantially similar to that of the FREEDOM-2 trial, except without the kidney transplant. We plan to enroll up to 18 adults diagnosed with dcSSc within five years of first non-Raynaud’s symptom, who have not adequately responded to at least one immunosuppressive agent and have significant cutaneous and pulmonary and/or renal involvement. In order to minimize any safety risks of allo-HSCT in this new disease indication, investigators are seeking HLA-matched recipient-donor pairs for the first subjects in the trial. The primary endpoint in this trial will be safety assessed by AE/SAEs, GvHD, AEs of special interest, neutrophil and platelet recovery time, safety lab assessments, autologous rescue infusion use and donor-specific antibodies. Secondary and exploratory endpoints will include T-cell chimerism over time, overall event-free survival and various efficacy markers (e.g., CRISS, a relatively new composite response index for dcSSc which has recently been validated in later stage clinical studies; DMARD use; and skin manifestation changes by Modified Rodnan skin score). We initiated this trial in the fourth quarter of 2021.

Replace: Potential of FCR001 to Treat Certain Other Severe Blood and Immune Disorders

Use of Allo-HSCT to Treat Certain Severe Blood, Immune and Metabolic Disorders

Standard allo-HSCT entails transplanting HSCs collected from a healthy donor into these patients, to potentially cure the patient’s defective cells by replacing them with healthy, donor-derived cells. As depicted in the figures below, HSCs differentiate broadly into common blood (myeloid) and immune (lymphoid) progenitor cells. These cells in turn further differentiate into cells that, if defective, can correspond to various categories of hematological or immune disorders.

The therapeutic principle of allo-HSCT for the range of severe non-malignant disorders noted above is to replace the defective or deficient HSCs in a patient’s bone marrow with normal-functioning HSCs from a healthy donor. Thereafter, the donor HSCs would produce functional blood and immune cells that could potentially ameliorate or even functionally cure these disorders.

Many patients who might benefit from allo-HSCT do not receive it because they are unable to find a suitable HLA-matched donor. Approximately 30% of allo-HSCT candidates overall have suitable related donor matches. The risk of GvHD is positively correlated with the degree of HLA mismatch, and this risk is even greater if the donor is unrelated to the recipient. In 2017, less than half of allo-HSCTs for non-malignant indications were from HLA-matched sibling donors. According to the National Marrow Donor Program, which has over 25 million donors registered worldwide, there is a wide racial and ethnic disparity in the likelihood of finding a suitable match. As such, there is a significant unmet need for an approach to allo-HSCT that could enable better clinical outcomes regardless of the degree of HLA mismatch between donor and recipient, as mitigating the HLA-mismatch barrier could dramatically expand the pool of potential donors for allo-HSCT.

A second major limitation of allo-HSCT for non-malignant indications is that it usually entails fully myeloablative conditioning due to concerns that nonmyeloablative conditioning will not promote robust levels and durability of donor chimerism to effectively replace most of the defective HSCs in the recipient’s bone marrow. The intensity and toxicity of myeloablative conditioning regimens is greater than for nonmyeloablative regimens and necessitates a long and costly hospitalization while the recipient’s immune and blood systems reconstitute. According to the AHRQ HCUPNet, the average length of hospital stay for patients undergoing allo-HSCT in 2017 was 32 days, with an average charge per hospitalization of $572,945. Moreover, the risk of serious long-term sequelae, such as blood cancers, is significantly elevated by fully myeloablative conditioning. An analysis of more than 28,000 patients showed that one factor affecting the incidence of secondary cancers was the dose of TBI. Patients who received a single dose of greater than 1000 cGy (which is a dose consistent with fully myeloablative conditioning) were more likely to develop secondary cancers compared to those given a single dose of less than 1000 cGy, and this risk increased over time after transplant, reaching up to 7% at 15 years. Assuming a dose-response relationship, the risk of developing secondary cancers would be significantly reduced for patients that receive a significantly lower dose of TBI (e.g., 200 cGy), which is the dose that is currently used in our nonmyeloablative conditioning regimen.

Thus, we believe there is a significant unmet need for a nonmyeloablative approach to allo-HSCT for severe blood, immune and metabolic disorders that could enable high levels of durable donor chimerism with less short- and long-term toxicity and correspondingly shorter hospital stays and lower costs.

FCR001 for Certain Severe Disorders

We believe that FCR001, or our Facilitated Allo-HSCT Therapy more broadly, has the potential to address key limitations to current allo-HSCT, which has limited the use of allo-HSCT in severe blood, immune and metabolic disorders despite its potentially curative impact on such disorders.

In our Phase 2 trial of LDKT recipients, FCR001 treatment induced, in a significant portion of our patients, high levels (>95%) of durable (median of six years, longest up to 11 years) donor whole blood chimerism and T-cell donor chimerism despite a nonmyeloablative conditioning regimen. As noted above in “Evidence of Immunocompetence in FCR-Treated Patients,” we have observed evidence of reconstitution of immune and blood cell components (e.g. T-cells, B-cells, natural killer cells, monocytes, granulocytes, and red blood cells) in FCR001 recipients. We have also observed a low incidence of acute GvHD (grade II-IV of 5%; grade III-IV of 3%) and of chronic GvHD (3%) in our Phase 2 trial, despite the fact that many of our donor-recipient pairs were significantly HLA-mismatched and unrelated. By contrast, in a trial conducted by a third party at Johns Hopkins, HLA-related patients with hematologic malignancies who were transplanted with unmodified HSCs and with a nonmyeloablative conditioning regimen that was similar to ours, but somewhat more intensive, had a relatively high incidence of acute GvHD (grade II-IV of 34%; grade III-IV of 6%) and of chronic GvHD (25%). Patients on the Johns Hopkins protocol were treated with two post-transplant cyclophosphamide doses, while those treated in our Phase 2 trial with our nonmyeloablative regimen for FCR001 received only one post-transplant cyclophosphamide dose. These data are derived from two different clinical trials with differences in trial design and patient populations. No head-to-head clinical trials have been conducted.

We have done a number of preliminary evaluations of potential indications in this therapeutic area, and continue to confer with hematologists, immunologists and stem cell transplant experts. We are evaluating both adult and pediatric indication opportunities where the FCR001 approach has the best potential for clinical differentiation.

Preclinical Studies: Facilitating Cell Mechanism of Action

Preclinical research conducted by third parties has observed that high doses of purified HSCs can reconstitute lethally conditioned, allogeneic recipients, but that significantly lower numbers of HSCs are needed when whole marrow is transplanted. A university team led by our founder and Chief Scientific Officer, Dr. Suzanne T. Ildstad, originally discovered that FCs may serve to facilitate engraftment of HSCs in allogeneic settings. Subsequently, FCs have been observed by other investigators to be associated with enhanced allogeneic HSC engraftments in both mouse and humanized mouse models. In addition, FCs have been observed to be associated with reduced rates of GvHD. Consistent with preclinical data generated in mouse models, enhanced engraftment of donor HSCs was observed in our Phase 2 trial of FCR001.

Our preclinical studies of FCR001 have observed the potential of FCs to augment engraftment of HSCs. Together with our former collaborator, Novartis, we evaluated the impact of FCs on HSC engraftment in lethally irradiated mice. We observed that, in lethally irradiated mice, transfer of 5,000 HSCs alone resulted in death due to engraftment failure; however, the transfer of 5,000 HSCs together with 30,000 FCs resulted in HSC engraftment and survival of all mice, as shown in the figure below. We believe that these data support the hypothesis that enriching the FC subpopulation in human HSC transplants may improve the outcome of allo-HSCT in the clinic.

Mouse FCs and Engraftment in allo-HSCT

Although a limited number of donor T-cells are known to improve HSC engraftment, these same donor T-cells can also elicit GvHD. As shown in the figure below, we have observed that co-transfer of FCs with HSCs and T-cells in an in vivo allogeneic mouse model was associated with delays and reductions in the development of GvHD. Recipient mice were conditioned with lethal doses of TBI. Both experimental groups were transplanted with HSCs and T-cells, and one of the groups also received FCs. We observed that all mice in the group that only received HSCs and T-cells died due to GvHD within 42 days, as shown in the orange line of the graphic. When FCs were also transferred, we observed delayed development of GvHD and survival of 40% of these animals, as represented by the blue line of the graphic. We believe that these data support the hypothesis that FCs provide a protective effect against the development of allogeneic GvHD.

Evidence that Mouse FCs Protect Against Death from GvHD

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Living Donor Kidney Transplant (LDKT) and Solid Organ Transplant

There are currently no FDA- or EMA-approved cell therapies for inducing durable immune tolerance to a transplanted solid organ. Medeor Therapeutics, Inc. is conducting a Phase 3 clinical trial for MDR-101, an allogeneic cell therapy, to induce immune tolerance to a donated kidney only in 6 out of 6 HLA-matched LDKT donor-recipient pairs. In 2018, Medeor announced its intent to initiate additional clinical trials to explore tolerance induction in LDKT, for which enrollment has not yet commenced. ITB-MED AB is conducting an early-stage safety study of siplizumab, a humanized anti-CD2 monoclonal antibody in LDKT recipients. In addition, there are other T-cell-based approaches in early development stages that seek to induce immune tolerance in the transplantation of solid organs such as research from Quell Therapeutics Ltd.

Furthermore, we also face competition more broadly across the solid organ transplantation market from cost-effective and reimbursable anti-rejection and immunosuppressive treatments. The most common medications used to prevent organ rejection are tacrolimus, mycophenolate mofetil and corticosteroids. In many cases, these drugs are administered in combination to enhance efficacy. FCR001 or other allo-HSCT candidates, if any are approved, may not be cost competitive with these existing drugs and other therapies. Some anti-rejection and immunosuppressive medicines are branded and subject to patent protection, while others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded anti-rejection and immunosuppressive products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our therapies that we successfully introduce to the market may pose challenges. In addition, many companies, such as Novartis AG, are developing new therapeutics, and we cannot predict how the standard of care will evolve as our product candidates progress through clinical development.

Scleroderma and Severe Autoimmune Diseases

There are currently no FDA- or EMA-approved cell therapies for treating scleroderma. Current treatment options are focused on addressing organ or tissue-specific manifestations. Methotrexate is often prescribed for skin or musculoskeletal complications, proton pump inhibitors or H2 blockers for gastrointestinal reflux, and endothelin receptor antagonists, epoprostenol analogues or PDE-5 inhibitors for pulmonary artery hypertension. Boehringer Ingelheim’s nindetanib and Roche’s tocilizumab are the only FDA-approved therapies indicated for the treatment of SSc-associated interstitial lung disease. In addition, other companies, such as Acceleron Pharma, Inc., are exploring therapeutics for SSc, and others, such as Corbus Pharmaceuticals, Inc., Horizon Therapeutics, Plc., and Kadmon Holdings, Inc., are exploring therapeutics for dcSSc; however, these agents are not intended to be curative. Although not formally approved by FDA for this indication, autologous HSCT is occasionally used as a therapy for severe scleroderma and is reimbursed by some payors in the United States and Europe. In the future, we may pursue the development of FCR001 or another cell therapy as a treatment for other severe autoimmune diseases, and as a result, we may also face competition more broadly from other companies with approved products or product candidates in development.

Our Licenses and Collaborations

License Agreement with University of Louisville Research Foundation, Inc.

In October 2018, we entered into an amended and restated exclusive license agreement (ULRF License Agreement) with University of Louisville Research Foundation, Inc. (ULRF) as an agent of the University of Louisville, relating to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement.

ULRF retained (i) the rights to publish the licensed technology, subject to our prior written approval and in accordance with the reciprocal nondisclosure agreement governing confidential information relating to the ULRF License Agreement, and (ii) the rights to practice the licensed patents and use the licensed technology, in each case solely for not-for-profit educational and non-commercial research purposes. The ULRF License Agreement is also subject to pre-existing rights of the U.S. government.

Pursuant to the terms of the ULRF License Agreement, we shall use commercially reasonable efforts to develop the products with the goal of achieving regulatory approval thereof and, following such approval, to commercialize such product in any country or countries for which such regulatory approval has been obtained.

As partial consideration for the license and rights, we have paid and will continue to pay ULRF a non-refundable, non-creditable annual license maintenance fee starting on the third anniversary date of the agreement through the seventeenth anniversary date. In addition, we are obligated to pay ULRF non-refundable, non-creditable research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in an aggregate amount of approximately $1.625 million for development, regulatory and sales milestones. Each milestone is payable only once. One milestone has been achieved to date under the ULRF License Agreement. As of December 31, 2021, we have paid ULRF $125,000 in milestone payments and $100,000 in annual maintenance fees, for a total of $225,000.

As partial consideration for the license and rights, we also granted to ULRF 65,186 shares of contingent equity consideration. On or prior to an initial public offering or deemed liquidation event, we will either issue shares of common stock equal to such consideration or make an equivalent cash payment of such share amount multiplied by the price per share of common stock at the time of the initial public offering or deemed liquidation event, in full satisfaction of the contingent equity consideration owed to ULRF pursuant to the ULRF License Agreement. If we grant stock to ULRF pursuant to the ULRF License Agreement, then ULRF has agreed to enter into a lockup agreement for such duration and in the form requested by the underwriters of the initial public offering in the same manner as our directors, executive officers and certain stockholders. Dr. Ildstad is entitled to a portion of this compensation pursuant to investor rights under the University of Louisville’s Intellectual Property Policy.

Furthermore, on a licensed product-by-licensed product, indication-by-indication and country-by-country basis, we are required to pay future tiered royalties ranging from 1.5% to 4% on annual aggregate net sales of all products during the term of the ULRF License Agreement, subject to certain reductions in connection with obtaining a license for any patents owned or controlled by a third party in order to commercialize the licensed product; provided, however, that the royalties due to ULRF shall not be reduced by more than fifty percent (50%). In the event that we sublicense the licensed patent rights, ULRF is also entitled to receive a tiered percentage of the non-royalty sublicensing revenue we receive. The Company’s obligation to pay royalties continues until the expiration or abandonment of the last valid claim of any of the licensed patents under the ULRF License Agreement.

ULRF may terminate the ULRF License Agreement upon our material breach or bankruptcy. We may also terminate ULRF License Agreement upon prior written notice. Unless earlier terminated, the ULRF License Agreement will continue until the expiration or abandonment of the last valid claim of any of the licensed patents under the ULRF License Agreement.

Intellectual Property

The intellectual property that is available to us is critical to our business and we strive to protect it, including by obtaining, maintaining, defending, and enforcing patent protection in the United States and internationally for our proprietary technology, improvements, platforms, products and components thereof, novel biological discoveries, new therapeutic approaches and potential indications, and other inventions that are important to our business. For our product candidates, generally we initially pursue patent protection covering compositions of matter, methods of production, and methods of use. Throughout the development of our product, we will seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through methods of clinical production and quality control.

As of December 31, 2021, our patent portfolio includes four patent families, which are exclusively in-licensed from ULRF in our field. These families include issued patents and pending applications related generally to our facilitating cell product, methods of making our facilitating cell product, methods of using our facilitating cell product therapeutically, and methods of evaluating the viability or potency of our facilitating cell product. Specifically, we have exclusively in-licensed a patent portfolio that currently includes at least three issued U.S. patents, 31 patents issued in foreign jurisdictions, and 10 patent applications pending worldwide. The issued patents from three of the four families in our portfolio are expected to expire around 2029, and any patents that issue from the fourth family in our portfolio are expected to expire around 2038, absent any applicable patent term adjustments or extensions.

The first family includes issued patents in Australia, Canada, and Europe; there are no pending applications in this family. All of the issued claims in this family are directed to compositions that include at least 30% facilitating cells, methods of making such compositions, and/or methods of using such compositions. The European patent is validated in five European countries including France, Germany, Italy, Spain, and United Kingdom. This family of patents is in-licensed under an exclusive license agreement with ULRF, and is expected to expire in 2029, absent any applicable patent term adjustments or extensions.

The second family includes one issued U.S. patent, with claims directed to methods of increasing the number of facilitating cells by exposing them to the DOCK-2 protein. This patent is in-licensed under the same exclusive license agreement with ULRF, and is expected to expire in 2032, absent any applicable patent term adjustments or extensions.

The third family includes two issued U.S. patents and one pending U.S. application, at least one issued patent in each of Australia, China, Europe, India, and Japan, and a pending application in Canada. The claims in this family are directed to compositions that include at facilitating cells, methods of making such compositions, and/or methods of using such compositions absent a requirement for any particular amount of facilitating cells. The European patent is validated in 17 European countries, including Austria, Belgium, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Netherlands, Norway, Poland, Spain, Sweden, Switzerland, Turkey, and the United Kingdom, and also is validated in Hong Kong. This family of patents is in-licensed under the same exclusive license agreement with ULRF. The U.S. members of this family claim the benefit of priority to members of the first family (i.e., as a Continuation-in-Part), and are expected to expire in 2029, while the non-U.S. members of this family are expected to expire in 2031, absent any applicable patent term adjustments or extensions.

The fourth family includes pending applications in the U.S., Australia, Canada, China, Europe, India, Japan and Russia. These pending applications generally have claims directed to determining the potency of a composition that includes facilitating cells. This family of patents is co-owned by us and ULRF; this family of patents also falls within the same exclusive license agreement with ULRF. Patents that issue in this family are expected to expire in 2038, absent any applicable patent term adjustments or extensions.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., the term of a patent may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO) in examining and granting a patent or the term of a patent may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension (PTE) after FDA approval for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. PTE can be for no more than five years, typically only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In addition, the length of the adjustment or extension granted could be less than that requested, and we may not receive the full PTA or PTE available if we fail to exercise due diligence during the testing phase or regulatory review process, fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents, or otherwise fails to satisfy applicable requirements.

As with many biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our products will depend on our success in obtaining effective patent claims and enforcing those patent claims. However, our owned and in-licensed pending patent applications, and any patent applications that may be filed in the future or licensed from third parties, may not result in issuance. The breadth of claims that may be allowed or enforced in our patents also cannot be predicted. Any of our issued patents or patents obtained in the future may be challenged, invalidated, infringed or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a therapeutic product that may be developed, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information, see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

In addition to patents, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We take measures to protect and maintain the confidentiality of proprietary information in order to protect aspects of the business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy to require employees, consultants, outside scientific partners, sponsored researchers and other advisors (non-Talaris individuals) to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to non-Talaris individuals during the course of the relationship between us and non-Talaris individuals is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements we maintain with employees and consultants also provide that all inventions conceived by the employee or consultant in the course of employment or consulting relationships with us, or from the employee’s or consultant’s use of our confidential information, are our exclusive property and require such employees and consultants to assign their right, title and interest in such inventions to us. Although we take steps to protect our proprietary information and trade secrets, including through such contractual means with employees and consultants, we cannot guarantee that we have executed such agreements with all applicable counterparties, such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. For more information, see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We have filed and obtained U.S. Registration No. 6180755 for the TALARIS THERAPEUTICS character mark for “biological preparations in the nature of allogeneic cell therapies for use in treating organ transplant patients” in International Class 5 and “providing laboratory services to hospitals and transplant centers involving manipulation of allogeneic cells used for cell therapy treatment of organ transplant patients” in International Class 42. We plan to register trademarks in connection with future products.

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing

Our manufacturing strategy is designed to meet the high quality and demand needs of clinical supply and commercial launch of any approved product, while also pursuing the goal of carefully managing our cost structure, maximizing optionality, and optimizing long-term cost of goods. Execution of our strategy includes the following three major features:

•
In-House Manufacturing Facility: All finished product development and manufacturing is performed in-house in our GMP Cell Processing Facility, which we believe has sufficient capacity for all contemplated clinical trials.
•
Reliable Processing: Our one-day manufacturing process is robust, reliable and has remained substantially unchanged from Phase 2 to Phase 3, and we believe it is sufficiently scalable to meet future commercial needs without substantial modification.
•
Robust Analytical Testing: We have developed and qualified in-process assays to support our process, and potency assays required to for the timely release of our product.

Manufacturing Facility

We believe that operating our own manufacturing facility provides us with enhanced control of material supply and enables the more rapid implementation of process enhancements. We believe this approach positions us to support our multicenter clinical trials and potential future commercialization. Our GMP Cell Processing Facility is located in Louisville, Kentucky. The overall facility is approximately 20,000 square feet and includes two identical cleanroom GMP manufacturing suites, two identical quality control testing labs, gowning, changing and supply rooms, clean corridor, material warehouse, accessioning/ shipping rooms, freezer room and other support spaces.

Manufacturing Process and Analytical Testing

The manufacture of FCR001 involves complex processes, including detailed in-process analysis of cell types required for custom patient dosing, separation of the appropriate cells from the starting material with fast and efficient processing to maintain viability, and controlled cryopreservation designed to allow stable product storage until use. Our FCR001 process is substantially unchanged from Phase 2 to Phase 3, and we have manufactured and released multiple lots of clinical trial material for our Phase 2 and Phase 3 clinical trials.

The manufacturing process takes one day and does not require the costly and difficult cell expansion or genetic manipulation necessary for gene therapy and CAR-T manufacturing. The starting material, donated mobilized apheresed peripheral blood, is shipped to our GMP Cell Processing Facility and brought to the accessioning room, where it is inspected and received into the system, and then transported to one of the two dedicated manufacturing suites. Detailed analysis of the incoming apheresis product is performed during initial processing to precisely determine the HSC, FC, and ßTCR+ T-cell content, in order to set the requirements for downstream processing. The manufacturing process is carried out on semi-automated systems which use pre-sterilized, single-use, disposable kits. In order to meet the prescribed dose, our process removes a calculated amount of ßTCR+ T-cells and relatively enriches the product for HSCs and FCs. Samples of the product are then transported to the adjacent dedicated quality control lab for release testing. The final product is cryopreserved in a controlled rate freezer and stored in liquid nitrogen freezers. After testing for all finished product specifications and review of GMP requirements, the product is released by our in-house quality unit, and is later shipped in liquid nitrogen dry shippers to the transplant center, where it is stored until the transplant date.

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, (FD&C Act), the Public Health Service Act (PHS Act) and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices (GLPs) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
submission to the FDA of an application for an investigational new drug application (IND) which must become effective before human clinical trials may begin;
•
approval of the protocol and related documentation by an independent institutional review board (IRB) or ethics committee at each clinical trial site before each study may be initiated;
•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•
preparation of and submission to the FDA of a biologics license application (BLA) for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
•
payment of user fees for FDA review of the BLA (unless a fee waiver applies);
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices (cGMPs) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (CGTPs) for human cellular and tissue products;
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA;
•
review of the product candidate by an FDA advisory committee, where appropriate and if applicable; and
•
FDA review and approval of the BLA, resulting in the licensure of the biological product for commercial marketing.

Before testing any biological product candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Prior to beginning the first clinical trial with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur.

An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (DSMB). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

Certain information about certain clinical trials must also be submitted within specific timeframes to the NIH for public dissemination on its clinicaltrials.gov website.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The investigational product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•
Phase 2. The investigational product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for approval and product labeling.

In some cases, FDA may require, or firms may voluntary pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and as applicable CGTP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act (PDUFA) for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Where applicable, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human patient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings precautions or interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Orphan drug designation may also entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Expedited Development and Review Programs

The FDA has various programs, including Fast Track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. To be eligible for fast track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

RMAT Designation

As part of the 21st Century Cures Act, enacted in December 2016, Congress created the Regenerative Medicine Advanced Therapy (RMAT) designation to facilitate an efficient development program for, and expedite review of, a product candidate that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may, as appropriate, fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help expedite the development or approval process.

Post-Approval Requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. We currently rely, and may continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize.

Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Manufacturers also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detentions or refusal to permit the import or export of the product, restrictions on the marketing or manufacturing of the product, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

In addition to exclusivity under the BPCIA, a biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and Other Laws

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits companies and their employees, agents, and intermediaries from engaging in certain activities to obtain or retain business or secure any improper advantage, or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize, directly or indirectly, the payment of anything of value to any employee or official of a foreign government or public international organization, or political party, political party official, or political candidate in an attempt to obtain or retain business or to otherwise influence the recipient working in an official capacity. The scope of the FCPA also includes employees and officials of state- owned or controlled enterprises, which may include healthcare professionals in many countries.

Equivalent laws have been adopted in other non-U.S. countries that impose similar obligations, including the U.K. Bribery Act 2010 (Bribery Act). As with the FCPA, these laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. The Bribery Act also imposes liability for failing to prevent a person associated with us from committing a bribery offense.

There also are other laws and regulations governing international operations, including regulations administered by the governments of the United Kingdom and the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws.

Failure to comply with the Bribery Act, the FCPA and other anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, where applicable.

Other Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (DOJ), and individual U.S. attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), and similar state laws, each as amended, as applicable:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;
•
the federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
•
the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
•
HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information;
•
the federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare,

Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

In addition to the above, on November 20, 2020, the Office of Inspector General (OIG) finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. The effective date of the new safe harbors has been delayed by the Biden administration until January 1, 2023. We continue to evaluate what effect, if any, these rules will have on our business.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information (e.g., the California Consumer Privacy Act), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. The approval and commercialization of any of our other cell therapies outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

The risk of our being found in violation of these laws is increased by the fact that many of these laws have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial cost.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual, nondeductible fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; expanded healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance; expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; expanded the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program; created new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act; created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, legal and political challenges to certain aspects of the Affordable Care Act. During his presidency, former President Trump signed several executive orders and numerous other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act.

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018 (BBA), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the Tax Cuts and Jobs Act of 2017 (Tax Act), included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Further, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the

Affordable Care Act marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.

For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration’s proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed until January 1, 2023. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any cell therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any cell therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from payors.

Payors include government authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers generally rely on these third-party payors to reimburse all or part of the associated healthcare. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our cell therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development and manufacturing costs. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Additionally, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit.

Employees and Human Capital Resources

We believe our employees are vital to the advancement of our product pipeline, and critical to the safety of patients enrolled in our on-going and future clinical trials. We focus on attracting innovative and collaborative employees who can lead and participate in teams that will advance our Facilitated Allo-HSCT Therapy for the ultimate long-term benefit of patients.

Our People

As of December 31, 2021, we had 112 employees and 15 consultants. A total of 22 employees hold doctoral degrees including MD, PhD or PharmD degrees. Within our workforce, 99 employees are engaged in research and development and 21 are engaged in business development, finance, project and information management, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Diversity and Inclusion

We believe that a diverse workforce fosters innovation and cultivates a culture that leverages the unique perspectives of every team member to advance our pipeline. The Company’s Board of Directors and executive management team includes diverse individuals based on gender and race, and benefit from the diverse experiences of our directors and management that individually and collectively create an innovative and productive workplace culture. We also believe diversity and inclusion helps the Company attract the best talent to continue to advance our pipeline for the ultimate benefit of patients. Within the broader community, both locally and among our patient communities, we foster diversity and inclusion through our work with charities, patient advocacy organizations, and health related non-profits.

Talent Acquisition, Development and Retention

We invest in attracting, developing, and retaining our employees. Our philosophy is to communicate a clear organizational mission, purpose and strategy, to set challenging goals, to drive accountability, and to continuously assess, develop, and advance talent. Our Company provides employees opportunities to grow in their current roles as well as to have opportunities to build new skills, while also considering diversity in gender, race, and life experience.

Compensation, Benefits, and Safety

We strive to offer a comprehensive benefits program that provides resources to help employees manage their health, finances and life outside of work. Compensation for our employees includes market competitive salaries and wages, equity participation to drive an ownership culture, comprehensive health and welfare benefits, and retirement plan contributions. Our commitment to the safety of our employees, particularly those who work in our laboratory and manufacturing facilities, is also a priority and we have safety programs at all our properties to facilitate safe working practices.

Corporate Information

We were incorporated under the laws of the state of Delaware February 2002. Our mailing address is 350 E. Market Street, Suite 350, Louisville, Kentucky 40202 and our executive offices are located at 570 S. Preston Street, Suite 400, Louisville, Kentucky 40202 and our telephone number at that address is (502) 398-9250. We maintain an Internet website at the following address: www.talaristx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge the same day we electronically file the information with, or furnish it to, the SEC.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.talaristx.com, under “Investors – Corporate Governance.”

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes thereto and the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you make an investment decision. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks Related to Our Business and Product Candidates

Risks Related to Clinical Development

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the U.S. Food and Drug Administration (“FDA”); similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

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

We may not be able to initiate or continue clinical trials for our product candidate if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, our initial indications focus on orphan diseases, which affect fewer than 200,000 individuals in the United States. Specifically, approximately 6,500 LDKT are performed on an annual basis in the United States and, in addition, we have prioritized development of FCR001 in a severe form of scleroderma known as diffuse cutaneous systemic sclerosis with a prevalence of approximately 70,000 to 80,000 individuals in the United States.

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

•	delays in or temporary suspension of the enrollment of patients in our ongoing and planned clinical trials due to the ongoing and evolving COVID-19 pandemic;

•	proximity and availability of clinical trial sites for prospective patients; and

•	continued enrollment of prospective patients by clinical trial sites.

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

While there are currently no FDA- or EMA-approved cell-based therapies for the indications we are currently targeting, other approved or commonly used drugs and therapies for our current or future target diseases, such as use of tacrolimus and MMF for prevention of organ transplant rejection, or nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that we are also seeking to address. For example, a number of third parties, such as Jasper Therapeutics, Inc., bluebird bio, Inc. and Magenta Therapeutics, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. A number of other companies are also seeking to decrease the incidence and severity of graft vs. host disease (“GvHD”) in HSCT. If any of these endeavors prove to be successful, the anticipated advantages of our Facilitated Allo-HSCT Therapy in comparison to the then existing standard of care could be eliminated and the demand for our Facilitated Allo-HSCT Therapy could be materially impacted.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the ongoing COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

In addition, disruptions caused by the COVID-19 pandemic, including any current or future emerging variants of the virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a DSMB for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Risks Related to the Results of our Preclinical Studies and/or Clinical Trials

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and our Phase 2 trial in LDKT does not ensure that later clinical trials, including our ongoing Phase 3 clinical trial of FCR001 in LDKT, will generate findings consistent with our Phase 2 trial including adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of FCR001 or any future product candidates we develop. Moreover, later audits of our earlier clinical data, such as from our Phase 2 clinical trial, may reveal inaccuracies or deviations impacting the integrity of those data. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Our Phase 2 trial was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our ongoing and planned clinical trials to date have been or will be open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that each of our planned and ongoing clinical trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our primary endpoints and therefore are unlikely to be influenced in any manner by patient or investigator bias, our trials may utilize secondary endpoint patient reported outcome measures and, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

If later-stage clinical trials such as our FREEDOM-1 trial do not produce comparable or favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, no therapies for inducing immune tolerance to a transplanted organ or restoring tolerance to self in an autoimmune disease have been approved to date, and the FDA or other regulatory authorities may not agree with our interpretation and may require that we conduct additional clinical trials to support the regulatory approval of our product candidates. If we fail to obtain results in our planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in November 2021, we announced preliminary interim results from our Phase 3 FREEDOM-1 trial, including limited efficacy and safety data for the first five patients dosed. While we believe the limited efficacy and safety data observed to date is positive, the trial is in its early stages and additional data from subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

Risks Related to Potential Side Effects and the Safety and Efficacy Profile of our Product Candidates

Our product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused or risks exacerbated by our product candidates or associated conditioning regimens or treatment protocols could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. Such side effects could include known side effects or safety risks that are exacerbated by the combination of HSCT and LDKT in our clinical trials. In such an event, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Additionally, during the course of our product development programs, FDA or comparable foreign regulatory authority review teams may change and new agency personnel may view the risk-benefit profile of any product candidates we may develop differently than prior agency review teams. Any negative views as to the risk-benefit profile of FCR001 or any product candidates we may develop in the future could lead FDA or comparable foreign regulatory authorities to require that we conduct additional clinical trials or could require more onerous clinical trial designs for any ongoing or future clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, while we note the summary of safety findings we have gathered to date, certain populations of patients receiving our Facilitated Allo-HSCT Therapy may experience side effects in greater frequency or severity than others who may receive our product candidates and additional clinical research is planned to more fully understand the safety profile of our product candidates in our patient populations and indications of focus. Furthermore, we or others may later identify undesirable side effects caused by our products, including during any long-term follow-up observation period, such as that involved in our FREEDOM-1 trial and previous trials of FCR001 in LDKT.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any product candidate can unexpectedly fail at any stage of further development. The historical failure rate for product candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted a Phase 2 trial of FCR001 in LDKT. We do not know whether FCR001 will perform in our subsequent planned clinical trials, including in diffuse systemic sclerosis and deceased donor kidney transplant, as it has performed in our initial LDKT Phase 2 trial. In addition, if our clinical results are not successful, we may terminate clinical trials for a product candidate and abandon any further research or studies of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

Risks Related to Combination Therapies

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

We also intend to develop FCR001 or related product candidates for a number of different indications, including solid organ transplant, severe autoimmune diseases and other severe disorders for which allo-HSCT has previously been observed to provide potential clinical benefit. Depending on the indication, patients may manifest a variety of differing co-morbidities, may be more or less vulnerable to our conditioning regimen, and may be more or less susceptible to certain severe adverse events or complications in the near or longer term, including cancer, infection, blood disorders and other life-threatening conditions. If any of these conditions or complications were to affect a patient who is participating in one of our clinical trials, it may be difficult or impossible to determine whether these adverse events or complications are related to the original or underlying condition or to our Facilitated Allo-HSCT Therapy. Given that our trials will enroll a relatively small number of patients, even a small number of severe adverse events or serious complications could result in the delay or halt of development of our product candidates in one or more of our targeted indications.

Risks Related to Regulatory Matters and Approvals

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020, when foreign and domestic inspections have largely been on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects no more than five in 10,000 persons in the E.U. when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the E.U. to justify the necessary investment. Moreover, in order to obtain orphan designation in the E.U. it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the E.U. or, if such a method exists, the product will be of significant benefit to those affected by the condition. In the E.U., orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and applicants can benefit from specific regulatory assistance and scientific advice. Products receiving orphan designation in the E.U. can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the E.U. for pediatric studies. However, the ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation-for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

In addition, manufacturers of cell therapies and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (“cGMP”), Good Clinical Practices (“GCP”), current good tissue practices (“cGTP”), and other regulations. For certain commercial prescription and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Risks Related to Healthcare Legislation

Our relationships with customers, third-party payors, physicians and healthcare providers will be subject to applicable anti-kickback, fraud and abuse, and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Physicians, hospitals and third-party payors are often slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Based on these and other factors, hospitals, physicians and payors may decide that the benefits of this new therapy do not or will not outweigh its costs. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable federal and varied state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research as well as market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are, and will be, applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other;

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of January 1, 2022, these reporting obligations now extend to include transfers of value by manufacturers that are made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals.

In addition to the above, on November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) were scheduled to become effective January 19, 2021, but their effective date has been delayed by the Biden administration until January 1, 2026. We continue to evaluate what effect, if any, these rules will have on our business.

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

Risks Related to Privacy and Data Security Laws

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

Additionally, U.S. States have begun introducing privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. The CCPA and the CPRA could substantially impact our business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the "CDPA") and, on July 8, 2021, Colorado's governor signed the Colorado Privacy Act ("CPA"), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

In addition, further to the UK's exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK's European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK's data protection regime, which is independent from but aligned to the EU's data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply.

In addition, GDPR prohibits the transfer of personal data from the EU to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the United States) starting in September 2021, and all existing transfers of personal data from the EU to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. Use of both the existing and the new Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

At present, there are few if any viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As supervisory authorities issue further guidance on personal data export mechanisms (including circumstances where the Standard Contractual Clauses can and cannot be used) and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. In addition, if we are unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, this could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk as a result. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. In June 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid “transfer mechanism” and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.

In addition, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the U.K. to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the U.K. to third countries and/or whether any U.K. version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.

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

Our manufacturing process, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec, or “Miltenyi,” as the sole supplier.

We cannot be sure that our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or reagents for our current and any future product candidates for our clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with our commercial supply. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While we try to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of our business relationship. We also pursue multiple sources for the critical components of our manufacturing process, but there are, in general, relatively few alternative sources of supply for these components and we may not be successful in securing these additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including as a result of or impact from the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

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

We do not have the ability to conduct all aspects of our clinical trials ourselves. As a result, we are, and expect to remain, dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our product candidates, including but not limited to governmental agencies and university laboratories, CMOs, CROs, distribution and supply

(logistics) services organizations, contract testing organizations (“CTOs”), consultants or consultant organization with specialized knowledge-based expertise. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs, CTOs, and other third parties does not relieve us of our regulatory responsibilities. For example, we rely on a single third-party investigator to provide ongoing data from our Phase 2 clinical trial. We, our CROs and clinical sites are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs, and in particular, our single third-party investigator for our Phase 2 company-sponsored trial, or clinical trial sites fail to adhere to our clinical trial protocols or to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process. Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

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

Risks Related to Manufacturing

Risks Related to our Manufacturing Facility

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

The manufacture of a cell therapy is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of raw materials, as well as compliance with strictly enforced federal, state and foreign regulations. For example, in late 2021, we were required to undertake an additional apheresis of a donor when quality testing revealed that the product prepared from that donor’s stem cells was contaminated. While there can be no assurance at what point the donor blood product was contaminated, whether at the point of apheresis or during the manufacturing process, we nonetheless have reviewed and enhanced our quality control procedures and believe the risk of future contamination to be low. Furthermore, if contaminants are discovered in our cell therapy or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot ensure that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

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

Though our supply chain has not been materially impacted by the COVID-19 pandemic to date, our manufacturing capabilities could be affected by cost-overruns, resource constraints, unexpected delays, equipment failures, labor shortages or disputes, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, jeopardize our ability to provide our product candidates to patients, and have a material adverse effect on our business, financial condition, results of operations and prospects. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing supplies for, or timely manufacture, the products needed for our clinical trials, which could lead to delays in these trials.

If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.

Damage to our manufacturing facility or disruption to our operations for any reason, including due to natural disaster (such as earthquake, wildfires and other fires or extreme weather), power loss, communications failure, cyberattack, unauthorized entry or other events, such as a flu or other health epidemic (such as the COVID-19 pandemic, including any current and future variants), could affect our manufacturing processes.

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

Risks Related to the Manufacturing of our Product Candidates

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

Risks Related to Our Intellectual Property

Risks Related to our Intellectual Property Licensed from ULRF

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

Risks Related to our Intellectual Property Protection

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements-both that we own or possess or that are owned or possessed by our collaborators that are in-licensed to us under licenses, including the ULRF License, to protect the intellectual property related to our technology and product candidates. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. For example, our product candidates and Facilitating Allo-HSCT Therapy are protected by patents or patent applications of ULRF that we have licensed and as confidential know-how and trade secrets. Additionally, our earlier stage product candidates are not yet protected by any patents or patent applications. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

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

Risks Related to Potential Third Party Claims

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

Risks Related to Intellectual Property Laws and Regulations

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $47.8 million for the year ended December 31, 2021 and $22.7 million for year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $90.8 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

Our expenses could increase beyond our expectations if we are required by the FDA or other regulatory authorities to perform clinical trials in addition to those that we currently expect, if there are any delays in establishing appropriate manufacturing arrangements for our product candidates, or if we experience delays in the initiation or completion of our clinical trials or the development of any of our product candidates for any reason, including as a result of the COVID-19 pandemic.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $244.0 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

Raising capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

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

Risks Related to Our Business, Growth and Industry

Risks Related to the COVID-19 Pandemic

Our business has been adversely affected by the ongoing COVID-19 pandemic, and could be further adversely affected by the effects this and other of public health epidemics in regions where we, or third parties on which we rely have significant research, development or production facilities, concentrations of clinical trial sites or other business operations.

Our business has been adversely affected by the COVID-19 pandemic, and could be further adversely affected by this and other public health epidemics in regions where we, and third parties on which we rely, such as CROs or suppliers, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of those third-parties, and adversely affect our business. For example, enrollment in our Phase 3 FREEDOM-1 clinical trial has consistently lagged both our original and revised enrollment projections, significantly limiting the data which we are able to report at periodic medical conferences. In November 2021, when we provided the first interim data in connection with the American Association of Nephrology meeting, we reported data on five dosed patients, only three of whom had met the three-month post-transplant milestone. We believe the COVID-19 pandemic significantly impacted the ability of our clinical trial sites to attract and enroll clinical trial subjects. Furthermore, the performance of our CROs may also be delayed or disrupted by the ongoing COVID-19 pandemic and current and future variants of the virus, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic.

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

In addition, our clinical trials have been and may be further affected by the COVID-19 pandemic, particularly as viral variants, such as the COVID-19 delta and omicron variants, continue to proliferate in areas where we have clinical trials. Clinical site initiation and patient enrollment has been and may be further delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, some of our patients may not be able to comply with clinical trial protocols and follow-ups if quarantines impede patient movement, interrupt healthcare services, reduce patient access to trial investigators, hospitals and trial sites, and limit on-site personnel support at various trial sites. Similarly, COVID-19 and current and evolving variants may adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, thereby adversely impacting our clinical trial operations and enrollment timelines.

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

Risks Related to Employee and Growth Matters

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

As of December 31, 2021, we had 112 employees, five of whom worked less than full-time, and 15 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are exposed to the risk of employee and third party fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, litigation and serious harm to our reputation. It is not always possible to identify and deter employee and third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Risks Related to Business Disruptions

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

Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict and economic challenges caused by the COVID-19 pandemic has resulted, and may continue to result, in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including current or potential government-imposed sanctions, potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Risks Related to Laws and Regulations that May Affect our Business

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $78.0 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Risks Related to Ownership of Our Common Stock

Risks Related to our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 79.1% of our outstanding voting common stock as of December 31, 2021. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to our Filer Status

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks Related to our Certificate of Incorporation and Bylaws

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Louisville, Kentucky, where we lease and occupy 19,585 square feet of office and laboratory space. The current term of our Louisville lease expires in November 2023 with an option to extend the term by three successive one-year renewal periods in each case upon six months’ prior written notice. We also lease additional corporate space in Louisville, Kentucky, where we lease and occupy 6,130 square feet of office space. The current term of this lease expires in November 2023. We maintain additional corporate office space in Wellesley, Massachusetts, where we currently lease 1,040 square feet. We have executed an amendment for an expanded suite in the same location totaling 7,410 square feet. This lease is anticipated to begin in June 2022 and expire in September 2025. We also lease additional space in Houston, Texas, where we lease and occupy 6,000 square feet of office and laboratory space. The current term of our Houston lease expires in January 2025. We believe our existing facilities in Louisville, Wellesley and Houston are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2021, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business, financial position, results of operations or cash flow. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

ACTIVE/115685377.2

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

On May 7, 2021, our common stock began trading on the Nasdaq Global Market under the symbol "TALS". Prior to such time, there was no public market for our common stock.

Stockholders

As of March 1, 2022, there were 28 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never paid or declared any cash dividends on our common stock and do not intend to pay cash dividends to our stockholders in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding stock options granted by us and exercised during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act under which exemption from registration was claimed.

From January 1, 2021 to the closing of our IPO on May 11, 2021, we granted options to purchase an aggregate of 737,319 shares of common stock, with exercise prices ranging from $5.72 to $6.79 per share, to directors, employees and consultants pursuant to our Second Amended and Restated 2018 Equity Incentive Plan, as amended (the “2018 Plan”). During such period, 24,442 shares of common stock were issued for gross proceeds of $0.0 million upon the exercise of stock options pursuant to the 2018 Plan.

No underwriters were involved in the foregoing issuances of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On May 6, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from Initial Public Offering

On May 11, 2021, we completed our initial public offering, (our “IPO”), in which we issued and sold 8,825,000 shares of common stock, $0.0001 par value per share, at a price to the public of $17.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255316) that was filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021 and declared effective on May 6, 2021. The underwriters of the offering were Morgan Stanley & Co. LLC, SVB Leerink LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC. Our IPO commenced on May 7, 2021.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” section of this prospectus and our financial statements and the related notes appearing elsewhere in this prospectus. This discussion and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this prospectus.

Overview

We are a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation ("allo-HSCT") that we believe has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. In the organ transplant setting, which is our initial focus, we believe our proprietary therapeutic approach, which we call "Facilitated Allo-HSCT Therapy", could prevent organ rejection without the morbidity and mortality that has been associated with the use of lifelong immunosuppression. Beyond the organ transplant setting, our Facilitated Allo-HSCT Therapy also has the potential to treat a range of severe blood, immune and metabolic disorders, in each case with potential for similar outcomes to what has previously been observed with HSCT, while mitigating the toxicities, morbidities and extended hospital stay associated with the fully myeloablative conditioning typically required by HSCT. We believe that these indications, individually and collectively, represent a significant unmet need and commercial opportunity.

We were incorporated as Regenerex, Inc. in 2018 under the laws of the State of Delaware, having converted from a limited liability company under the name Regenerex LLC. In 2019, we changed our corporate name from Regenerex, Inc. to Talaris Therapeutics, Inc.

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, our IPO. Through December 31, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net losses were $47.8 million and $22.7 million for the years ended December 31, 2021 and December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $90.8 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $244.0 million as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of issuance. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Impact of COVID-19 on Our Business

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in China. Since then, COVID-19 has spread globally. Efforts to contain the spread of COVID-19 have intensified and are evolving. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

The worldwide COVID-19 pandemic and emergence of the delta and omicron variants of the virus have affected and may continue to affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We have a mandatory COVID-19 vaccination policy in place for our workforce, and to the extent necessary, we limit access to our facility to those employees and vendors who are vaccinated or have received negative COVID-19 tests before entering our site. We will continue to monitor and follow masking and other COVID-19 related guidance from state and local authorities in the jurisdictions in which we operate.

Timely enrollment in planned clinical trials is dependent upon clinical trial sites which have been adversely affected by global health matters, such as the COVID-19 pandemic. For example, screening and enrollment in our ongoing FREEDOM-1 Phase 3 clinical trial, as well as our recently initiated FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, have been adversely impacted by the COVID-19 pandemic. In addition, we and the third-party manufacturers, CROs, and academic collaborators that we engage may face future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates and laboratory supplies for our preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic.

Notwithstanding the foregoing, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines and antiviral medications, the pace of these efforts, the actions taken to contain the pandemic or mitigate its impact, any additional preventative and protective actions that governments may direct, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement ("ULRF License Agreement") with University of Louisville Research Foundation ("ULRF") related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees. As of December 31, 2021, we have paid ULRF $0.1 million in milestone payments and $0.1 million in annual maintenance fees, for a total of $0.2 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of December 31, 2021, we had no liability to ULRF for contingent common stock. As of December 31, 2020, we measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3 in accompanying audited financial statements).

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

We enter into consulting, research, and other agreements with commercial entities, researchers, universities, and others for the provision of goods and services. Such arrangements are generally cancelable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the respective vendors, including our clinical sites. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of us. Depending upon the timing of payments to the service providers, we recognize prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. We monitor each of these factors and adjust estimates accordingly.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, human resources and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and other operating costs, including an allocated portion of facilities and other infrastructure costs associated with our general and administrative activities.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020	Change
		(in thousands)
Operating expenses
Research and development	$34,245	$15,278	$18,967
General and administrative	13,262	7,406	5,856
Total operating expenses	47,507	22,684	24,823
Loss from operations	(47,507)	(22,684)	(24,823)
Interest and other income (expense), net	(326)	(23)	(303)
Net loss	$(47,833)	$(22,707)	$(25,126)

Research and development expenses

	Years ended December 31,
	2021	2020	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$8,843	$4,340	$4,503
Indirect research and development expenses:
Personnel related (including stock-based compensation)	18,140	8,572	9,568
Facilities and other operating costs	7,262	2,366	4,896
Total research and development expenses	$34,245	$15,278	$18,967

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, and we continue to develop additional product candidates.

Research and development expenses were $34.3 million for the year ended December 31, 2021, compared to $15.3 million for the year ended December 31, 2020. The increase of $19.0 million was primarily due to:

•
An increase of $9.6 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, start-up and progress our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, and to advance other pre-clinical activities. We also incurred additional personnel costs as we invested in hiring regulatory, medical affairs and process development personnel to further advance our pipeline programs;
•
An increase of $4.9 million in external consulting, medical affairs, and patient advocacy related costs in support of ongoing and planned clinical trials; and
•
An increase of $4.5 million in direct clinical trial expenses related to our FREEDOM-1 Phase 3 trial as additional clinical sites were activated and additional subjects were enrolled, as compared to the same period in 2020 when COVID-19 related delays limited such activity from March to December. This increase also includes direct start-up costs in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020	Change
		(in thousands)
Personnel related (including stock-based compensation)	$5,525	$3,031	$2,494
Professional and consulting fees	2,859	1,981	878
Facility-related and other	4,878	2,394	2,484
Total general and administrative expenses	$13,262	$7,406	$5,856

General and administrative expenses were $13.3 million for the year ended December 31, 2021, compared to $7.4 million for the year ended December 31, 2020. The increase in general and administrative costs of $5.9 million was primarily due to:

•
An increase of $2.5 million in personnel costs primarily due to the hiring of personnel in our finance, human resources and other administrative functions in support the growing organization, and increased stock compensation expense stemming from additional option grants as well as higher valuations for grants;
•
An increase of $2.5 million in facility-related costs as well as other operating costs, primarily increased director and officer insurance expense following our IPO in May 2021; and
•
An increase of $0.9 million of professional fees primarily due to increased legal and accounting fees in support of additional quarterly and annual reporting requirements.

Other Income (Expense), Net

Other income, net in the year ended December 31, 2021 was comprised of $0.8 million in interest income from our marketable securities and operating cash balance, $(0.4) million of net amortization expense on our marketable securities and $(0.7) million in expense related to a fair value adjustment of our contingent stock liability. Other income, net in the year ended December 31, 2020 was comprised of $0.4 million in interest income from our marketable securities and operating cash balance, $(0.1) million of net amortization expense on our marketable securities and $(0.3) million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock. Through December 31, 2021, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of December 31, 2021, we had cash and cash equivalents of $18.6 million and marketable securities of $225.4 million.

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $4.0 million over the next four years.

Furthermore, as described above, we are party to the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees.

We have also entered into other contracts in the normal course of business with certain CROs and other third parties for nonclinical research studies and testing, as well as clinical trials. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2021	2020	Change
		(in thousands)
Net cash used in operating activities	$(39,988)	$(19,212)	$(20,776)
Net cash used in investing activities	(96,387)	(133,300)	36,913
Net cash provided by financing activities	137,400	131,123	6,277
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,025	$(21,389)	$22,414

Cash Flow from Operating Activities

During the year ended December 31, 2021, operating activities used $40.0 million of cash, due to our net loss of $47.8 million, partially offset by non-cash charges of $5.5 million and net cash provided by changes in our operating assets and liabilities of $2.3 million. Non-cash charges primarily consisted of $3.8 million of stock-based compensation expense, $1.0 million of depreciation on fixed assets and amortization of marketable securities and $0.7 million of expense related to the fair value adjustment of our contingent stock liability. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $3.7 million increase in accounts payable and accrued expenses related to timing, offset by a $1.3 million increase in prepaids and other current assets driven by director and officer insurance premiums and a $0.1 million increase in other assets driven by security deposits for new leases.

During the year ended December 31, 2020, operating activities used $19.2 million of cash, due to our net loss of $22.7 million, partially offset by non-cash charges of $1.9 million and net cash provided by changes in our operating assets and liabilities of $1.6 million. Non-cash charges primarily consistent of $1.0 million of stock-based compensation expense, $0.6 million of depreciation on fixed assets and amortization of marketable securities and $0.3 million of expense related to the fair value adjustment of our contingent stock liability. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.0 million increase in accounts payable and accrued expenses related to timing and a decrease in current assets of $0.6 million driven by a decrease in our prepaid balances with contract research organizations.

Cash Flow from Investing Activities

During the year ended December 31, 2021, investing activities used $96.4 million of cash, due to purchases of marketable securities of $275.9 million and purchases of property and equipment of $2.4 million, partially offset by maturities of marketable securities of $181.9 million.

During the year ended December 31, 2020, investing activities used $133.3 million of cash, due to purchases of marketable securities of $158.2 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $26.2 million.

Cash Flow from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $137.4 million, primarily consisting of net proceeds after deducting underwriting discounts and commissions, of $139.5 million from our IPO, $0.3 million of proceeds from exercise of stock options and $0.2 million of proceeds from purchases of shares in our Employee Stock Purchase Plan, partially offset by $2.4 million paid for other IPO expenses $0.3 million paid in partial satisfaction of ULRF contingent stock liability.

During the year ended December 31, 2020, net cash provided by financing activities was $131.1 million, primarily consisting of proceeds from our issuances of Series B preferred stock in September 2020 of $114.5 million, net of issuance costs, issuances of Series A-1 preferred stock in August 2020 of $15.0 million, net of issuance costs, early exercise of stock options of $1.0 million and issuances of common stock from exercise of stock options of $0.6 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of issuance. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded CMC operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards IND filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing at the end of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The assumptions used to determine the fair values of stock options granted to employees and directors during the years ended December 31, 2021 and December 31, 2020, are presented as follows:

	December 31,
	2021	2020
Fair value of common stock	$5.72-17.00	$1.44-5.72
Dividend yield	—%	—%
Volatility	80.6%-91.25%	72.8%-80.6%
Risk-free interest rate	0.50%-1.33%	0.31%-1.46%
Expected term (years)	6.25	6.25

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

Emerging Growth Company and Smaller Reporting Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” ("EGC") can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (Securities Act), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early to the extent allowed by the standard.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing at the end of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of December 31, 2021 and 2020, we had cash and cash equivalents of $18.6 million and $17.6 million, respectively. As of December 31, 2021 and 2020, we had marketable securities of $225.4 million and $131.9 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2021 and December 31, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As of the date of this Annual Report on Form 10-K, we intend to hold our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) on or about June 9, 2022 at 1 P.M. local time, at 93 Worcester Street, Wellesley, Massachusetts 02481. We are providing the following disclosure in accordance with our Amended and Restated Bylaws (the “Bylaws”) and Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Bylaws Advance Notice Deadline for Submission of Stockholder Proposals and Director Nominations

Pursuant to our Bylaws, since the 2022 Annual Meeting is the first Annual Meeting following our initial public offering, for notice of stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations to be timely, they must be so received not later than the later of (A) the close of business on the 90thday before the 2022 Annual Meeting; or (B) the close of business on the 10thday following the day on which public announcement of the date of the 2022 Annual Meeting is first made by us. As this is our first public disclosure of the date of the 2022 Annual Meeting, to be considered timely, stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations, in each case intended to be brought before the 2022 Annual Meeting, must be received no later than the close of business on March 27, 2022. Any such stockholder proposals and director nominations must be directed to our Corporate Secretary at our corporate offices at 570 S. Preston St., Louisville, KY 40202. Such stockholder proposals and director nominations must also comply with the advance notice provisions contained in Section 2 of our Bylaws.

Rule 14a-8 Deadline for Submission of Stockholder Proposals

As we did not hold an annual meeting in 2021, pursuant to Rule 14a-8(e)(2) under the Exchange Act, the deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2022 Annual Meeting would be a reasonable time before the company begins to print and send its proxy materials. We have determined that March 27, 2022 is a reasonable time before we expect to begin to print and distribute its proxy materials for the 2022 Annual Meeting, and that any stockholder proposals must be received on or before the close of business on that day. Such proposals must be directed to our Corporate Secretary at our corporate offices at 570 S. Preston St., Louisville, KY 40202. Such proposals must also comply with Rule 14a-8 of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.talaristx.com or request a copy without charge from:

Talaris Therapeutics, Inc.

Attention: Investor Relations

570 S. Preston St.

Louisville, KY 40202

We will post to our website any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
4.2

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of September 22, 2020 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-255316) filed on April 16, 2020)

4.3*	Description of Securities
10.1#

2021 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.2#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
10.3#

Forms of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
10.5#	Severance and Change in Control Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
10.6#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
10.7

Lease Agreement between the Registrant and the University of Louisville, dated as of November 1, 2018, as amended on July 1, 2019, February 1, 2020, and May 15, 2020 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.8#

Employment Agreement, by and between the Registrant and Scott Requadt, dated November 1, 2018 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.9#

Employment Agreement, by and between the Registrant and Suzanne T. Ildstad, dated November 1, 2018 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.10#

Offer Letter, by and between the Registrant and Nancy Krieger, dated November 1, 2018 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.11#

Offer Letter, by and between the Registrant and Michael Zdanowski, dated September 29, 2020 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.12#

Offer Letter, by and between the Registrant and Mary Kay Fenton, as amended, dated January 21, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.13†

Amended and Restated Exclusive License Agreement, by and between the Registrant and University of Louisville Research Foundation, Inc., dated October 31, 2018 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.14#

Deferred Compensation Plan for Non-Employee Directors of the Registrant (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) were omitted pursuant to Item 601(b)(10) of Regulation S-K.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Talaris Therapeutics, Inc.

Date: March 17, 2022	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Each person whose individual signature appears below hereby authorizes and appoints Scott Requadt and Mary Kay Fenton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Requadt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Scott Requadt

/s/ Mary Kay Fenton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022
Mary Kay Fenton

/s/ Francois Nader	Chairman of the Board	March 17, 2022
Francois Nader

/s/ Sandip Agarwala	Director	March 17, 2022
Sandip Agarwala

/s/ Nicholas Galakatos	Director	March 17, 2022
Nicholas Galakatos

/s/ Suzanne Ildstad	Chief Scientific Officer and Director	March 17, 2022
Suzanne Ildstad

/s/ Geoff MacKay	Director	March 17, 2022
Geoff MacKay

/s/ Mark McDade	Director	March 17, 2022
Mark McDade

/s/ Gaurav Shah	Director	March 17, 2022
Gaurav Shah

/s/ Sapna Srivastava	Director	March 17, 2022
Sapna Srivastava

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Talaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Talaris Therapeutics, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 17, 2022

We have served as the Company’s auditor since 2019.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,614	$17,589
Marketable securities	225,357	131,899
Prepaid and other current assets	2,543	1,263
Total current assets	246,514	150,751
Property and equipment, net	4,804	2,013
Other assets	104	14
Total assets	$251,422	$152,778
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,556	$767
Accrued expenses	5,431	2,637
Total current liabilities	7,987	3,404
Share repurchase liability	593	996
Contingent stock liability	—	373
Other liabilities	33	—
Total liabilities	8,613	4,774
Commitments and contingencies (Note 8)
Convertible preferred stock
Series A convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of December 31, 2021 and 40,000,000 shares authorized, issued and outstanding (liquidation preference of $40,000) as of December 31, 2020	—	37,383
Series A-1 convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of December 31, 2021 and 28,000,000 shares authorized, issued and outstanding (liquidation preference of $35,000) as of December 31, 2020	—	34,272
Series B convertible preferred stock, $0.0001 par value, no shares authorized, issued and outstanding as of December 31, 2021 and 62,499,993 shares authorized, issued and outstanding (liquidation preference of $114,994) as of December 31, 2020	—	114,496
Total convertible preferred stock	—	186,151
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 140,000,000 shares authorized and 39,763,049 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of December 31, 2021 and 36,366,101 shares authorized and 7,087,130 issued and outstanding as of December 31, 2020	4	1
Additional paid-in-capital	333,730	4,879
Accumulated deficit	(90,847)	(43,014)
Accumulated other comprehensive loss	(78)	(13)
Total stockholders’ equity (deficit)	242,809	(38,147)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$251,422	$152,778

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses
Research and development	$34,245	$15,278
General and administrative	13,262	7,406
Total operating expenses	47,507	22,684
Loss from operations	(47,507)	(22,684)
Interest and other income (expense), net	(326)	(23)
Net loss	$(47,833)	$(22,707)
Unrealized loss on marketable securities	(65)	(13)
Total other comprehensive loss	(65)	(13)
Total comprehensive loss	$(47,898)	$(22,720)
Net loss attributable to common stockholders	$(47,833)	$(22,707)
Net loss per common share, basic and diluted	(1.64)	$(3.40)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	29,126,373	6,685,066

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at December 31, 2019	40,000,000	$37,383	16,000,000	$19,307	—	$—	6,390,137	$1	$3,204	$(20,307)	$—	$(17,102)
Issuance of Series A-1 convertible preferred stock, net of issuance costs	—	—	12,000,000	14,966	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	—	—	62,499,993	114,496	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	696,993	0	653	—	—	653
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,022	—	—	1,022
Net loss	—	—	—	—	—	—	—	—	—	(22,707)	—	(22,707)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	$(38,147)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	1	137,165	—	—	137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(34,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	543,649	—	721	—	—	721
Issuance of common stock under 2021 employee stock purchase plan	—	—	—	—	—	—	15,883	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,778	—	—	3,778
Net loss	—	—	—	—	—	—	—	—	—	(47,833)	—	(47,833)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Balance at December 31, 2021	$—	$—	$—	$—	$—	$—	$40,913,049	$4	$333,730	$(90,847)	$(78)	$242,809

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,833)	$(22,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	447
Accretion and amortization of marketable securities, net	427	95
Stock-based compensation expense	3,778	1,022
Fair value adjustment of contingent stock liability	735	310
Gain on disposal of property and equipment	(33)	—
Other	—	7
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,280)	553
Other assets	(90)	6
Accounts payable	1,323	100
Accrued expenses	2,329	955
Other liabilities	33	—
Net cash used in operating activities	(39,988)	(19,212)
Cash flows from investing activities:
Purchases of property and equipment	(2,437)	(1,286)
Purchases of marketable securities	(275,879)	(158,237)
Maturities of marketable securities	181,929	26,224
Net cash used in investing activities	(96,387)	(133,300)
Cash flows from financing activities:
Proceeds from issuances of Series A-1 convertible preferred stock	—	15,000
Proceeds from issuances of Series B convertible preferred stock	—	115,000
Preferred stock issuance costs	—	(526)
Proceeds from issuance of common stock	139,523	—
Common stock issuance costs	(2,369)	—
Payment of partial settlement of contingent stock liability	(277)	—
Proceeds from exercise of stock options	317	1,649
Proceeds from issuance of common stock under 2021 employee stock purchase plan	206	—
Net cash provided by financing activities	137,400	131,123
Net increase (decrease) in cash and cash equivalents	1,025	(21,389)
Cash and cash equivalents at beginning of period	17,589	38,978
Cash and cash equivalents at end of period	$18,614	$17,589
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,028	$86
Preferred stock issuance costs included in accounts payable and accrued expenses	$—	$11

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation ("allo-HSCT"), called "Facilitated Allo-HSCT Therapy", that the Company believes has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. The Company believes that these indications, individually and collectively, represent a significant unmet need and commercial opportunity. The Company maintains corporate offices in Boston, Massachusetts, a laboratory in Houston, Texas and its cell processing facility in Louisville, Kentucky.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the years ended December 31, 2021 and 2020, the Company incurred a net loss of $47.8 million and $22.7 million, respectively, and used $40.0 million and $19.2 million in cash for operations, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $90.8 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $18.6 million and marketable securities of $225.4 million as of December 31, 2021, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of fair value of the Company’s common stock, determination of the fair value of stock option grants and estimates related to the amount of accrued research and development expenses as of the balance sheet date. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash consists primarily of checking and savings deposits and money market fund holdings.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of December 31, 2021 and 2020.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of December 31, 2021 and December 31, 2020.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity (deficit). The Company’s comprehensive loss included unrealized gains related to marketable securities for the years ended December 31, 2021 and 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities in the balance sheet. The new standard provides for a modified retrospective application. ASU 2016-02 is effective for interim and annual period beginning after December 15, 2021.

The Company plans to adopt ASU 2016-02 on January 1, 2022. The Company expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward historical lease classification. The Company is completing its evaluation of the impact of adoption of ASU 2016-02 on its financial statements and expects to recognize a lease liability and related right-of-use assets on its balance sheet of approximately $3.4 million. The Company does not expect the standard to have a material impact on its results of operations or cash flows. In addition, the Company is currently implementing changes to processes and controls to support lease accounting and related disclosures under the new standard.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$10,319	$10,319	$—	$—
Marketable securities	225,357	27,186	198,171	—
Total financial assets measured at fair value	$235,676	$37,505	$198,171	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$13,943	$13,943	$—	$—
Marketable securities	131,899	11,169	120,730	—
Total financial assets measured at fair value	$145,842	$25,112	$120,730	$—
Financial liabilities:
Contingent stock liability	$373	$—	$—	$373
Total financial liabilities measured at fair value	$373	$—	$—	$373

The contingent stock liability in the table above represents the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (ULRF) in connection with its amended and restated exclusive license agreement with the Company (see Note 8). In conjunction with the Company's IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see note 8). A rollforward of the contingent common stock liability, which is measured at fair value for the years ended December 31, 2021 and 2020, is represented as follows (in thousands):

Fair value as of January 1, 2020	$63
Change in fair value	310
Fair value as of December 31, 2020	373
Change in fair value	735
Share issuance in partial settlement of contingent stock	(831)
Cash payment in partial settlement of contingent stock	(277)
Fair value as of December 31, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Prior to the Company’s IPO, the Company’s contingent stock liability was classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there was no public market for the Company’s common stock prior to May 2021, the estimated fair value was determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of each valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events occurred which management believed would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. The fair value of the Company’s common stock used to value the contingent stock liability as of December 31, 2020 was $5.72. The Company's IPO price of $17.00 was used to determine the contingent stock value prior to settlement in cash and share issuance.

4. Marketable Securities

The fair value of the Company’s marketable securities as of December 31, 2021 and December 31, 2020 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2021 and December 31, 2020. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of December 31, 2021 and December 31, 2020, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$179,151	$38	$(47)	$179,142
Corporate debt securities	31,244	—	(58)	31,186
Government and agency securities	15,040	—	(11)	15,029
Total	$225,435	$38	$(116)	$225,357

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$1,121	$102
Prepaid research and development expenses	782	702
Other current assets	640	459
Total prepaid and other current assets	$2,543	$1,263

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment	$4,449	$2,666
Leasehold improvements	821	580
Computer equipment	953	264
Furniture and fixtures	426	255
Construction in progress	952	491
Total property and equipment	7,601	4,256
Less accumulated depreciation	(2,797)	(2,243)
Property and equipment, net	$4,804	$2,013

Depreciation expense was $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation and benefit costs	$3,320	$1,400
Research and development expenses	854	788
Professional fees, consulting and other	1,257	449
Total accrued expenses	$5,431	$2,637

8. Commitments and Contingencies

Leases

The Company currently has six active lease agreements for office and laboratory space and related equipment. The primary lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. In September 2021, the Company entered into a sublease agreement for additional office space in Louisville, Kentucky. This sublease has a termination date in November 2023. The Company maintained a third lease for ancillary office space in Louisville, Kentucky. This lease was terminated in December 2021.

The Company maintains a lease for office space in Wellesley, Massachusetts, that had an original termination date in March 2021. The Company entered into a month-to-month lease agreement for the office space in Wellesley effective as of April 2021 and in June 2021, finalized an amended lease agreement. The amended lease commencement date will be the later of September 2021 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 39 months from the commencement date. The Company will maintain its current office space in Wellesley until the commencement of the amended lease agreement. The amended lease had not commenced as of December 31, 2021.

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas. The agreement has a term of five months with the option to extend on a month-to-month basis at the end of the original term. The Company utilized the space under this lease on a temporary basis while construction of a permanent lease was completed. This lease was terminated in December 2021. In July 2021, the Company entered into a second lease agreement for laboratory space in Houston, Texas (the “Houston Lease”). The Houston Lease commencement date will be the later of September 2021 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 36 months from the commencement date. The Houston lease commenced in January 2022.

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of December 31, 2021, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued (as described in Note 16), are summarized as follows (in thousands):

Years Ending December 31,
2022	$907
2023	$1,065
2024	$937
2025	$700
2026 and beyond	$437
Total	$4,046

The Company incurred rent expense of $0.7 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

License Agreement

In October 2018, the Company entered an amended and restated exclusive license agreement with the ULRF related to certain licensed patent rights and know-how related to human facilitating cells for its Facilitated Allo-HSCT Therapy approach.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of December 31, 2021, the contingent stock liability was fully satisfied. As of December 31, 2020, the Company measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.4 million in other liabilities (see Note 3).

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

Dividends—The Company shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock (other than dividends on shares of common stock payable in shares of common stock), unless the holders of the Convertible Preferred Stock receive a dividend on each outstanding share of Convertible Preferred Stock in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of Convertible Preferred Stock as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of the applicable series of Convertible Preferred Stock or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of the applicable series of Convertible Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the original issue price of the applicable series of Convertible Preferred Stock. No dividends were declared or paid during the years ended December 31, 2021 and December 31, 2020.

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

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of December 31, 2021, no undesignated preferred stock was outstanding.

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

	December 31,
	2021	2020
Conversion of Series A Preferred Stock	—	7,476,632
Conversion of Series A-1 Preferred Stock	—	5,233,637
Conversion of Series B Preferred Stock	—	11,682,229
Restricted stock related to early exercise of common stock options	538,340	932,279
Outstanding common stock options	3,643,796	2,745,185
Shares reserved for issuance under equity incentive plans	2,702,995	1,143,820
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	837,088	—
Contingent stock	—	65,186
Total	7,722,219	29,278,968

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. The number of shares reserved and available for issuance under the plan will increase on January 1, 2022, and each January 1 thereafter through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. The expense incurred under this plan for the year ended December 31, 2021 was not material to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

Equity Incentive Plans

The April 2021, the Company’s board of directors and stockholders approved the 2021 Plan and terminated the 2018 Plan with respect to any unissued awards. The 2021 Plan became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 Plan provides for the issuance of up to 3,015,907 new share-based awards, as well as the 3,381,382 options to purchase common stock then outstanding under the 2018 Plan, for a total of 6,397,289 shares. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Plan.

As of December 31, 2021, 2,702,995 shares remained available for future grant under the 2021 Plan. 3,569,030 options were outstanding under the 2021 Plan and 2018 Plan as of December 31, 2021.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors are presented as follows:

	For the years ended December 31,
	2021	2020
Fair value of common stock	$5.72-17.00	$1.44-5.72
Dividend yield	—%	—%
Volatility	80.6%-91.25%	72.8%-80.6%
Risk-free interest rate	0.50%-1.33%	0.31%-1.46%
Expected term (years)	6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—January 1, 2020	1,536,428	$1.12	8.96	$—
Granted	2,939,809	3.92
Exercised	(1,629,276)	1.00
Cancelled	(1,809)	0.93
Forfeited	(99,961)	0.93
Options outstanding—December 31, 2020	2,745,185	$4.20	9.40	$4,183
Granted	1,076,022	9.19
Exercised	(149,707)	2.12
Cancelled	(7,605)	1.38
Forfeited	(20,099)	5.79
Options outstanding—December 31, 2021	3,643,796	$5.75	8.69	$34,754
Options exercisable—December 31, 2021	958,921	$3.90	8.19
Options vested and expected to vest—December 31, 2021	2,203,488	$2.32	7.69

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	For the years ended December 31,
	2021	2020
Weighted-average grant-date fair value per option of total options granted	$6.69	$2.77
Aggregate intrinsic value of stock options exercised	1,616	961

As of December 31, 2021, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $11.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	For the years ended December 31,
	2021	2020
Research and development expense	$1,848	$357
General and administrative expense	1,930	665
Total	$3,778	$1,022

12. Income Taxes

The Company recorded no income tax benefit for the net loss incurred for the years ended December 31, 2021 and December 31, 2020, due to its uncertainty of realizing a benefit from such losses. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Federal research tax credit/orphan drug credit	(0.6)%	(0.5)%
Permanent items, including stock compensation	2.4%	4.2%
Change in valuation allowance	(21.9)%	(26.8)%
Other	(0.9)%	2.2%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets are included in the table below (in thousands):

	For the years ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss and capital loss carryforwards	$20,815	$10,586
Research and development credit carryforwards	2,359	1,196
Accrued expenses	1,377	400
Stock-based compensation	876	171
Total deferred tax assets	25,427	12,353
Deferred tax liabilities—depreciation	(80)	(206)
Less valuation allowance	(25,347)	(12,147)
Net deferred tax assets	$—	$—

The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed primarily of net operating loss (NOL) carryforwards and research and development credit carryforwards. Management has considered the Company’s history of net losses incurred since inception and probability of future losses to conclude it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. As a result, the Company has established a valuation allowance for the full amount of the net deferred tax assets as of December 31, 2021 and December 31, 2020. The valuation allowance increased by $13.2 million and $6.5. million during the years ended December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Company has $78.0 million of US federal NOLs and $80.2 million of Kentucky state NOL carryforwards that have no expiration dates. The Company has $0.1 million in US federal and state capital loss carryforwards that expire in 2023. In addition, the Company had a US federal research and development tax credit carryforward of $2.4 million, which may be available to reduce future tax liabilities which start to expire in 2039.

Through December 31, 2021, the Company has generated research and development tax credits but has not conducted a study to document the qualified activities. Such study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s financial statements.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the NOL carryforward period. Under the provisions of Sections 382 and 383 of the Internal Revenue Code ("IRC"), and corresponding provisions of state law, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of NOL carryforwards, which could be used annually to offset future taxable income. No study has been completed as of the date of these financial statements to determine whether a change in control, as defined by Section 382 of the IRC, has occurred. If it is determined the Company has experienced a change in control at any time since inception, realization of the NOL carryforwards or research and development tax credit carryforwards may be subject to an annual limitation. Any limitation may result in the expiration of a portion of NOL or research and development tax credit carryforwards before they are realized.

The Company files US federal and state tax returns in the United States. All tax years since incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan are made to employees who meet minimum service requirements in the amount of 3% of gross pay, subject to certain limitations. For the years ended December 31, 2021 and December 31, 2020, the Company made contributions in the amount of $0.4 million and $0.2 million, respectively.

14. Net Loss Per Share Attributable to Common Stockholders

Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	For the years ended December 31,
	2021	2020
Net loss and net loss attributable to common stockholders	$(47,833)	$(22,707)
Net loss per share attributable to common stockholders, basic and diluted	$(1.64)	$(3.40)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	29,126,373	6,685,066

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

	For the years ended December 31,
	2021	2020
Convertible preferred shares (as converted to common stock and non-voting common stock)	—	24,392,498
Options to purchase common stock	3,643,796	2,745,185
Restricted stock related to early exercise of options to purchase common stock	538,340	932,279
Contingent common stock (as converted to common stock)	—	65,186
	4,182,136	28,135,148

15. Related Party Transactions

The Company engaged a firm managed by a former executive of the company for professional services related to accounting, finance and other administrative functions. The costs incurred under this arrangement totaled $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, which were recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2021, there were no amounts owed under this arrangement.

16. Subsequent Events

The Company has evaluated subsequent events through March 17, 2022, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Leases

On February 28, 2022, the Company entered into an amended lease agreement for office space in Wellesley, Massachusetts on substantially the same terms as reflected in Note 8, but for minor alterations to the improvements to be completed by the landlord. These alterations will be an additional obligation for the Company. These are not expected to be material to the financial statements.