Form 10-Q
period 2022-03-31
Talaris Therapeutics, Inc.
filed 2022-05-12
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40384

TALARIS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2377352
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
93 Worcester St. Wellesley, MA	02481
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 398-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TALS	The Nasdaq Global Market

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

As of May 2, 2022, the registrant had 41,463,782 shares of common stock, $0.0001 par value per share, outstanding.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q (this "Quarterly Report"). The principal risks and uncertainties affecting our business include the following:

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

ii

•
We depend substantially on intellectual property licensed from the University of Louisville Research Foundation Inc. (“ULRF”), and termination of this license could result in the loss of significant rights, which would materially harm our business.
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
•
Geopolitical and military conflict such as the ongoing warfare in Ukraine, could cause a disruption of the development of our product candidates and adversely impact our business.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,791	$18,614
Marketable securities	202,738	225,357
Prepaid and other current assets	2,889	2,543
Total current assets	228,418	246,514
Property and equipment, net	5,486	4,804
Right-of-use assets	3,231	—
Other assets	111	104
Total assets	$237,246	$251,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,485	$2,556
Accrued expenses	3,840	5,431
Lease liability, current	740	—
Total current liabilities	8,065	7,987
Share repurchase liability	492	593
Other liabilities	—	33
Lease liability, net of current	2,659	—
Total liabilities	11,216	8,613
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 39,873,868 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of March 31, 2022 and 140,000,000 shares authorized and 39,763,049 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of December 31, 2021	4	4
Additional paid-in-capital	336,058	333,730
Accumulated deficit	(109,106)	(90,847)
Accumulated other comprehensive loss	(926)	(78)
Total stockholders’ equity	226,030	242,809
Total liabilities and stockholders’ equity	$237,246	$251,422

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses
Research and development	$14,196	$6,468
General and administrative	4,218	2,537
Total operating expenses	18,414	9,005
Loss from operations	(18,414)	(9,005)
Interest and other income (expense), net	155	(294)
Net loss	$(18,259)	$(9,299)
Unrealized gain (loss) on marketable securities	(848)	22
Total other comprehensive loss	(848)	(9,277)
Total comprehensive loss	$(19,107)	$(9,277)
Net loss	$(18,259)	$(9,299)
Net loss per common share, basic and diluted	(0.45)	$(1.30)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	40,980,213	7,160,631

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,204,311	$1	$5,837	$(52,313)	$9	$(46,466)

Balance at December 31, 2021	—	$—	—	$—	—	$—	40,913,049	$4	$333,730	$(90,847)	$(78)	$242,809
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	110,819	—	131	—	—	131
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,197	—	—	2,197
Net loss	—	—	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Balance at March 31, 2022	—	$—	—	$—	—	$—	41,023,868	$4	$336,058	$(109,106)	$(926)	$226,030

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,259)	$(9,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	135
Accretion and amortization of marketable securities, net	3	193
Amortization of right-of-use assets	191	—
Stock-based compensation expense	2,197	835
Fair value adjustment of contingent stock liability	—	360
Changes in operating assets and liabilities:
Prepaid and other current assets	(346)	(400)
Other assets	(7)	—
Accounts payable	755	1
Accrued expenses	(1,054)	(872)
Operating lease liability	(129)	—
Other liabilities	72	—
Net cash used in operating activities	(16,280)	(9,047)
Cash flows from investing activities:
Purchases of property and equipment	(1,341)	(187)
Purchases of marketable securities	(39,982)	(34,297)
Maturities of marketable securities	61,750	35,814
Net cash provided by investing activities	20,427	1,330
Cash flows from financing activities:
Preferred stock issuance costs	—	(11)
Proceeds from exercise of stock options	30	28
Net cash provided by financing activities	30	17
Net increase (decrease) in cash and cash equivalents	4,177	(7,700)
Cash and cash equivalents at beginning of period	18,614	17,589
Cash and cash equivalents at end of period	$22,791	$9,889
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$667	$106
Deferred issuance costs included in accounts payable and accrued expenses	$—	$1,039

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company incurred a net loss of $18.3 million and $47.8 million, respectively, and used $16.3 million and $40.0 million in cash for operations, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $109.1 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $22.8 million and marketable securities of $202.7 million as of March 31, 2022, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of March 31, 2022 and December 31, 2021.

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
•
Level 2 inputs: Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and
•
Level 3 inputs: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Company’s contingent stock liability as of March 31, 2021 (see Note 3) is carried at fair value determined according to the fair value hierarchy described above (Level 3).

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of March 31, 2022 and December 31, 2021.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity (deficit). The Company’s comprehensive loss included unrealized gains related to marketable securities for the three months ended March 31, 2022 and 2021.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequently has issued additional guidance (collectively, “ASC 842”), which requires companies to generally recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The Company adopted ASC 842 on January 1, 2022 using the modified retrospective approach, with no restatement of prior periods. Upon adoption, the Company elected the package of transitional practical expedients which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. In addition, the Company made an accounting policy election to not apply the recognition requirements in the leasing standards to short-term leases, which is a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise.

The Company determines if an arrangement is a lease at contract inception. The Company’s contracts are determined to contain a lease when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis.

The expected lease term for those leases commencing prior to January 1, 2022 did not change with the adoption of the new leasing standards. The expected lease term for leases commencing after the adoption of the new leasing standards includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

As a result of the adoption of the new leasing standards, on January 1, 2022, the Company recorded right-of-use assets of $3.4 million and operating lease liabilities of $3.5 million. The adoption did not have a material impact on the statement of operations or the statement of cash flows. For additional information on the adoption of the new leasing standard, refer to Note 8.

The following table presents the cumulative effect of adoption of ASC 842 on January 1, 2022 (in thousands):

	January 1, 2022 (in thousands)
	Prior to adoption of new leasing standards	Adjustment for adoption of new leasing standards	As adjusted
Right-of-use assets (1)	$—	$3,422	$3,422
Deferred rent (2)	$105	$(105)	$—
Operating lease liability (3)	$—	$645	$645
Operating lease liability, net of current portion (3)	$—	$2,882	$2,882

(1) Represents capitalization of operating right-of-use assets
(2) Represents reclassification of deferred rent and incentives as a reduction of operating right-of-use assets
(3) Represents recognition of operating right-of-use assets

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$17,248	$17,248	$—	$—
Marketable securities	202,738	34,887	167,851	—
Total financial assets measured at fair value	$219,986	$52,135	$167,851	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$10,319	$10,319	$—	$—
Marketable securities	225,357	27,186	198,171	—
Total financial assets measured at fair value	$235,676	$37,505	$198,171	$—

The Company had a contingent stock liability that represented the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (“ULRF”) in connection with its amended and restated exclusive license agreement with the Company. In conjunction with the Company’s IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see Note 8). A rollforward of the contingent common stock liability, which was measured at fair value as of March 31, 2021 and December 31, 2021, is represented as follows (in thousands):

Fair value as of December 31, 2020	$373
Change in fair value	360
Fair value as of March 31, 2021	733
Change in fair value	375
Share issuance in partial settlement of contingent stock	(831)
Cash payment in partial settlement of contingent stock	(277)
Fair value as of December 31, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Prior to the Company’s IPO, the Company’s contingent stock liability was classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there was no public market for the Company’s common stock prior to May 2021, the estimated fair value was determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of each valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events occurred which management believed would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. The fair value of the Company’s common stock used to value the contingent stock liability as of March 31, 2021 was $5.72.

4. Marketable Securities

The fair value of the Company’s marketable securities as of March 31, 2022 and December 31, 2021 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of March 31, 2022 and December 31, 2021, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$153,924	$—	$(512)	$153,412
Government and agency securities	42,241	—	(362)	41,879
Corporate debt securities	7,496	—	(49)	7,447
Total	$203,661	$—	$(923)	$202,738

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$179,151	$38	$(47)	$179,142
Government and agency securities	31,244	—	(58)	31,186
Corporate debt securities	15,040	—	(11)	15,029
Total	$225,435	$38	$(116)	$225,357

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$315	$1,121
Prepaid research and development expenses	1,777	782
Other current assets	797	640
Total prepaid and other current assets	$2,889	$2,543

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Equipment	$5,313	$4,449
Leasehold improvements	1,108	821
Computer equipment	960	953
Furniture and fixtures	426	426
Construction in progress	773	952
Total property and equipment	8,580	7,601
Less accumulated depreciation	(3,094)	(2,797)
Property and equipment, net	$5,486	$4,804

Depreciation expense was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and benefit costs	$1,929	$3,320
Research and development expenses	1,146	854
Professional fees, consulting and other	765	1,257
Total accrued expenses	$3,840	$5,431

8. Commitments and Contingencies

Leases

The Company currently has four active lease agreements for office and laboratory space and related equipment. The primary lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. In September 2021, the Company entered into a sublease agreement for additional office space in Louisville, Kentucky. This sublease has a termination date in November 2023.

The Company maintains a lease for office space in Wellesley, Massachusetts, that had an original termination date in March 2021. The Company entered into a month-to-month lease agreement for the office space in Wellesley effective as of April 2021 and in June 2021, finalized an amended lease agreement. The amended lease commencement date will be the later of April 2022 or the date the landlord substantially completes agreed-upon renovations. The term of the lease will be 39 months from the commencement date. The Company will maintain its current office space in Wellesley until the commencement of the amended lease agreement. In February 2022, the Company further amended the lease agreement to reflect minor alterations to the improvements to be completed by the landlord. The amended lease had not commenced as of March 31, 2022.

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas (the “Houston Lease”). The Houston Lease commenced in January 2022. The term of the lease is 36 months from the commencement date.

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of March 31, 2022, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued, are summarized as follows (in thousands):

Years Ending December 31,
2022	$668
2023	1,064
2024	936
2025	756
2026 and beyond	437
Total lease payments	$3,861
Less: imputed interest	(462)
Present value of lease liabilities	$3,399

The Company incurred rent expense of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the operating lease term and discount rate as of March 31, 2022:

As of March 31, 2022
Weighted-average remaining lease term (years)	4.0
Weighted-average discount rate	6.5%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.2 million for the three months ended March 31, 2022.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of March 31, 2022, the contingent stock liability was fully satisfied. As of March 31, 2021, the Company measured the fair value of the contingent equity consideration and recorded a contingent stock liability of $0.7 million in other liabilities (see Note 3).

The Company incurred $0.1 million in expense in February 2022 related to an annual maintenance fee pursuant to the ULRF License Agreement for the year ended December 31, 2022. The Company incurred $0.1 million in expense in February 2021 related to an annual maintenance fee pursuant to the license agreement for the year ended December 31, 2021.

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

9. Convertible Preferred Stock

Upon the completion of the Company’s IPO in May 2021, all Convertible Preferred Stock was converted to shares of common stock or non-voting common stock. Series A Convertible Preferred Stock was converted into 7,476,632 shares of common stock, Series A-1 Convertible Preferred Stock was converted into 5,233,637 shares of common stock and Series B Convertible Preferred Stock was converted into 10,532,229 shares of common stock and 1,150,000 shares of non-voting common stock. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further disclosure regarding historical balances of Convertible Preferred Stock.

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of March 31, 2022, no undesignated preferred stock was outstanding.

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

	March 31,	December 31,
	2022	2021
Restricted stock related to early exercise of common stock options	438,201	538,340
Restricted stock units outstanding	859,769	—
Outstanding common stock options	5,957,614	3,643,796
Shares reserved for issuance under equity incentive plans	2,451,066	2,702,995
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,251,601	837,088
Total	10,958,251	7,722,219

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. Beginning on January 1, 2022, the number of shares reserved and available for issuance under the plan will increase on each January 1 through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. On January 1, 2022, an additional 414,513 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2021.The expense incurred under this plan for the three months ended March 31, 2022 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

Equity Incentive Plans

In April 2021, the Company’s board of directors and stockholders approved the 2021 Plan and terminated the 2018 Plan with respect to any unissued awards. The 2021 Plan became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 Plan provides for the issuance of up to 3,015,907 new share-based awards, as well as the 3,381,382 options to purchase common stock then outstanding under the 2018 Plan, for a total of 6,397,289 shares. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Plan. Beginning on January 1, 2022, the number of shares reserved and available for issuance under the 2021 Plan will increase on each January 1 through January 1, 2031 by the lesser of (A) 5% percent of the number of shares of stock issued and outstanding on the immediately preceding December 31st or (B) such lesser number of shares of common stock as determined by the Board. On January 1, 2022 an additional 2,072,569 shares were added to the 2021 Plan, representing 5% of total common shares outstanding at December 31, 2021.

As of March 31, 2022, 2,451,066 shares remained available for future grant under the 2021 Plan. 5,882,848 options were outstanding under the 2021 Plan and 2018 Plan as of March 31, 2022.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors under the 2021 Plan and 2018 Plan are presented as follows:

	Three months ended March 31,
	2022	2021
Fair value of common stock	$7.58 - 16.56	$5.72 - 6.79
Dividend yield	—%	—%
Volatility	82.7% - 82.9%	80.6% - 83.0%
Risk-free interest rate	1.46% - 1.70%	0.50% - 1.07%
Expected term (years)	6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—January 1, 2021	2,745,185	$4.20	9.40	$4,183
Granted	1,076,022	9.19
Exercised	(149,707)	2.12
Cancelled	(7,605)	1.38
Forfeited	(20,099)	5.79
Options outstanding—December 31, 2021	3,643,796	$5.75	8.69	$34,754
Granted	2,473,700	9.07
Exercised	(10,680)	2.83
Cancelled	—	—
Forfeited	(149,202)	7.71
Options outstanding—March 31, 2022	5,957,614	$7.09	9.02	$16,418
Options exercisable—March 31, 2022	1,297,253	$4.34	8.12
Options vested and expected to vest—March 31, 2022	2,652,637	$2.69	7.58

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Three months ended March 31,
	2022	2021
Weighted-average grant-date fair value per option of total options granted	$6.49	$4.73
Aggregate intrinsic value of stock options exercised	76	166

As of March 31, 2022, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $25.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	864,802	9.08
Vested	—	—
Forfeited	(5,033)	9.10
Outstanding at March 31, 2022	859,769	$9.08

As of March 31, 2022, total unrecognized compensation cost related to the unvested awards to employees is $7.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development expense	$1,276	$326
General and administrative expense	921	509
Total	$2,197	$835

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	For the three months ended March 31,
	2022	2021
Net loss and net loss attributable to common stockholders	$(18,259)	$(9,299)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(1.30)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	40,980,213	7,160,631

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

	For the three months ended March 31,
	2022	2021
Convertible preferred shares (as converted to common stock and non-voting common stock)	—	24,392,498
Options to purchase common stock	5,957,614	3,456,153
Restricted stock units	859,769	—
Restricted stock related to early exercise of options to purchase common stock	438,201	839,540
Contingent common stock (as converted to common stock)	—	65,186
	7,255,584	28,753,377

13. Subsequent Events

The Company has evaluated subsequent events through May 12, 2022, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, an initial public offering (“IPO”). Through March 31, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $18.3 million for the three months ended March 31, 2022 and $47.8 million for year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $109.1 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $225.5 million as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Impact of COVID-19 on Our Business

The ongoing worldwide COVID-19 pandemic and recent emergence of variants of the virus have affected and may affect in the future our ability to initiate and complete preclinical studies, delay the initiation and completion of our current and planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could adversely affect our business, operations and ability to raise funds to support our operations.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In response to these recommendations from state and local government authorities, we have adopted a variety of workplace safety policies and procedures, including vaccination and masking policies, designed to maintain the health and safety of our workforce We plan to continue monitoring COVID-19 in the areas in which we operate and may change our policies and procedures from time to time in response to changing health conditions.

Timely enrollment in planned clinical trials is dependent upon clinical trial sites which have been adversely affected by global health matters, such as COVID-19. For example, screening and enrollment in our ongoing FREEDOM-1 Phase 3 clinical trial in the United States have been adversely impacted by the ongoing COVID-19 pandemic. In addition, we and the third-party manufacturers, contract research organizations (“CROs”), and academic collaborators that we engage may face future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates and laboratory supplies for our preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the ongoing COVID-19 pandemic.

We cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of March 31, 2022, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of March 31, 2022 and December 31, 2021, we had no liability to ULRF for contingent common stock.

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
•
the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration ("FDA") or any comparable foreign regulatory authority;
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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$14,196	$6,468	$7,728
General and administrative	4,218	2,537	1,681
Total operating expenses	18,414	9,005	9,409
Loss from operations	(18,414)	(9,005)	(9,409)
Interest and other income (expense), net	155	(294)	449
Net loss	$(18,259)	$(9,299)	$(8,960)

Research and development expenses

	Three months ended March 31,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$4,093	$1,849	$2,244
Indirect research and development expenses:
Personnel related (including stock-based compensation)	6,715	3,330	3,385
Facilities and other operating costs	3,388	1,289	2,099
Total research and development expenses	$14,196	$6,468	$7,728

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $14.2 million for the three months ended March 31, 2022, compared to $6.5 million for the three months ended March 31, 2021. The increase of $7.7 million was primarily due to:

•
An increase of $3.4 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress start-up activities and site activations in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment activities. Such personnel costs include increases in stock-based compensation expense related to the increased value of our common stock;
•
An increase of $2.2 million in FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial due to additional enrolled subjects and seven more active clinical sites, and additional active clinical sites in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and
•
An increase of $2.1 million in other costs related to consulting, research collaborations, recruitment of additional staff and other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$2,247	$1,368	$879
Professional and consulting fees	562	673	(111)
Facility-related and other	1,409	496	913
Total general and administrative expenses	$4,218	$2,537	$1,681

General and administrative expenses were $4.2 million for the three months ended March 31, 2022 compared to $2.5 million for the three months ended March 31, 2021. The increase in general and administrative costs of $1.7 million was primarily due to:

•
An increase of $0.9 million in personnel costs primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock compensation expense stemming from additional grants as well as higher valuations for grants;
•
An increase of $0.9 million in facility-related and other expenses primarily due to increased director and officer insurance expense following our IPO in May 2021; offset by
•
A decrease of $0.1 million in professional and consulting fees related to a reduction in accounting related consultant fees as compared to the same quarter in 2021.

Other Income (Expense), Net

Other income (expense), net in the three months ended March 31, 2022 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance. Other income (expense), net in the three months ended March 31, 2021 was comprised of $0.3 million in interest income from our marketable securities and operating cash balance, $(0.2) million of net amortization expense on our marketable securities, and $(0.4) million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through March 31, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of March 31, 2022, we had cash and cash equivalents of $22.8 million and marketable securities of $202.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2022	2021	Change
		(in thousands)
Net cash used in operating activities	$(16,280)	$(9,047)	$(7,233)
Net cash provided by investing activities	20,427	1,330	19,097
Net cash provided by financing activities	30	17	13
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,177	$(7,700)	$11,877

Cash Flow from Operating Activities

During the three months ended March 31, 2022, operating activities used $16.3 million of cash, due to our net loss of $18.3 million and $0.5 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $2.5 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $0.3 million increase in prepaids and other current assets driven by annual subscriptions paid in the quarter and a net $0.3 million decrease in accounts payable and accrued expenses driven by compensation related accruals. These were offset by a $0.1 million increase in our operating lease liability. Non-cash charges primarily consisted of $2.2 million of stock-based compensation expense and $0.3 million of depreciation on fixed assets and amortization of marketable securities.

During the three months ended March 31, 2021, operating activities used $9.0 million of cash, due to our net loss of $9.3 million and $1.3 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $1.6 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $0.9 million decrease in accounts payable and accrued expenses driven by our 2020 annual bonus payout in February 2021 and an increase in current assets of $0.4 million driven by an increase in our tax credit receivable. Non-cash charges primarily consisted of $0.8 million of stock-based compensation expense, $0.4 million of expense related to the fair value adjustment of our contingent stock liability and $0.4 million of depreciation expense on fixed assets and amortization of marketable securities.

Cash Flow from Investing Activities

During the three months ended March 31, 2022, investing activities provided $20.4 million of cash, due to maturities of marketable securities of $61.7 million, partially offset by purchases of marketable securities of $40.0 million and purchases of property and equipment of $1.3 million.

During the three months ended March 31, 2021, investing activities provided $1.3 million of cash, due to maturities of marketable securities of $35.8 million, partially offset by purchases of marketable securities of $34.3 million and purchases of property and equipment of $0.2 million.

Cash Flow from Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was an immaterial amount primarily consisting of proceeds from exercise of stock options.

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

We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded Chemistry Manufacturing and Controls ("CMC") operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards Investigational New Drug application ("IND") filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $4.0 million over the next four years. Furthermore, as discussed elsewhere in this quarterly report, we are party to the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our accompanying financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Contract Costs and Accruals

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We makes estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to vendors in connection with clinical development activities and CROs and investigative sites in connection with pre-clinical, non-clinical, and human clinical trials.

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. There have been no changes to our process of determining external research and development expense accruals during the three months ended March 31, 2022.

Stock Based Compensation Expense

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

For all stock-based awards granted ended after the closing of our IPO, we have not had to estimate the fair value of our common stock as it has been determined based on the quoted market price of our common stock. For the three months ended March 31, 2022, the quoted market price of our common stock was used in determining the fair value of our stock based compensation awards and no other significant estimates were used in determining those amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $22.8 million and $18.6 million, respectively. As of March 31, 2022 and December 31, 2021, we had marketable securities of $202.7 million and $225.4 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We continue to monitor the impact of rising inflation on our business and do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and year ended December 31, 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

All control systems have inherent limitations including the realities that judgements in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of March 31, 2022, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

While there are currently no FDA- or European Medicines Agency ("EMA") approved cell-based therapies for the indications we are currently targeting, other approved or commonly used drugs and therapies for our current or future target diseases, such as use of tacrolimus and MMF for prevention of organ transplant rejection, or nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that we are also seeking to address. For example, a number of third parties, such as Jasper Therapeutics, Inc., bluebird bio, Inc. and Magenta Therapeutics, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. A number of other companies are also seeking to decrease the incidence and severity of graft vs. host disease (“GvHD”) in HSCT. If any of these endeavors prove to be successful, the anticipated advantages of our Facilitated Allo-HSCT Therapy in comparison to the then existing standard of care could be eliminated and the demand for our Facilitated Allo-HSCT Therapy could be materially impacted.

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

Success in preclinical studies and our Phase 2 trial in LDKT does not ensure that later clinical trials, including our ongoing Phase 3 clinical trial of FCR001 in LDKT, will generate findings consistent with our Phase 2 trial including adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of FCR001 or any future product candidates we develop. Moreover, later audits of our earlier clinical data, such as from our Phase 2 clinical trial, may reveal inaccuracies or deviations impacting the integrity of those data. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Our Phase 2 trial was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our ongoing and planned clinical trials to date have been or will be open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that each of our planned and ongoing clinical trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our primary endpoints and therefore are unlikely to be influenced in any manner by patient or investigator bias, our trials may utilize secondary endpoint patient reported outcome measures and, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, which risk may be heightened in open-label trials where outcomes are subject to patient and investigator bias, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

If later-stage clinical trials such as our FREEDOM-1 trial do not produce comparable or favorable safety or efficacy results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, no therapies for inducing immune tolerance to a transplanted organ or restoring tolerance to self in an autoimmune disease have been approved to date, and the FDA or other regulatory authorities may not agree with our interpretation and may require that we conduct additional clinical trials to support the regulatory approval of our product candidates. If we fail to obtain results in our planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in November 2021, we announced preliminary interim results from our Phase 3 FREEDOM-1 trial, including limited efficacy and safety data for the first five patients dosed. While we believe the limited efficacy and safety data observed to date is positive, the trial is in its early stages and additional data from subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of interim, "top line" or preliminary data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the EMA, and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. For example, we are utilizing transplant recipient chimerism as a surrogate marker for long-term immune tolerance in our ongoing Phase 3 trial of FCR001 in LDKT. We are evaluating this as a secondary endpoint, but it has not yet been validated by the FDA, EMA or other regulatory agencies, and as result, such agencies could reject such an endpoint or interpret its significance differently than we do. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020, when foreign and domestic inspections have largely been on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Physicians, hospitals and third-party payors are often slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products. Patients are unlikely to use our product candidates unless insurance coverage is provided, and reimbursement is adequate, to cover a significant portion of the cost of our product candidates because patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under the payor’s health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

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

Our manufacturing process, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec (“Miltenyi") as the sole supplier.

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

The “vein-to-vein” cycle for treating patients using our Facilitated Allo-HSCT Therapy and other cell-based targeted therapies typically takes approximately four to twelve weeks and involves a large number of steps, as well as human participants. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of our cell therapy treatment process. We cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated. Our cell therapies are uniquely manufactured for each recipient, so they must be administered only to the recipient matched to the donor from which the cellular source material was collected. While we implement specific identifiers, lot numbers and labels with cross checks for our products and operations from collection of cellular source material, through manufacture of drug product, transport of product to the clinical site up to thawing and administration of the product, it is possible that a product may be administered into the wrong patient. If our cell therapies were to be administered into the wrong recipient, the recipient could suffer harm, including experiencing a severe adverse immune reaction and this event, should it happen, could adversely affect our business, financial condition, results of operations and prospects.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $18.3 million for the three months ended March 31, 2022 and $47.8 million for year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $109.1 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $225.5 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the accompanying financial statements. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

Our business has been adversely affected by the ongoing COVID-19 pandemic, and could be further adversely affected by this and other public health epidemics in regions where we, and third parties on which we rely, such as CROs or suppliers, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of those third-parties, and adversely affect our business. For example, enrollment in our Phase 3 FREEDOM-1 clinical trial has consistently lagged both our original and revised enrollment projections, significantly limiting the data which we are able to report at periodic medical conferences. In November 2021, when we provided the first interim data in connection with the American Association of Nephrology meeting, we reported data on five dosed patients, only three of whom had met the three-month post-transplant milestone. We believe the COVID-19 pandemic significantly impacted the ability of our clinical trial sites to attract and enroll clinical trial subjects. Furthermore, the performance of our CROs may also be delayed or disrupted by the ongoing COVID-19 pandemic and current and future variants of the virus, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic.

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

In addition, our clinical trials have been and may be further affected by the ongoing COVID-19 pandemic, particularly as viral variants, such as the COVID-19 omicron variant and associated sub-variants, continue to proliferate in areas where we have clinical trials. Clinical site initiation and patient enrollment has been and may be further delayed due to prioritization of healthcare system resources toward the ongoing COVID-19 pandemic. For example, some of our patients may not be able to comply with clinical trial protocols and follow-ups if quarantines impede patient movement, interrupt healthcare services, reduce patient access to trial investigators, hospitals and trial sites, and limit on-site personnel support at various trial sites. Similarly, COVID-19 and current and evolving variants may adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, thereby adversely impacting our clinical trial operations and enrollment timelines.

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

The global ongoing COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these potential effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

As of March 31, 2022, we had 121 employees, four of whom worked less than full-time, and 16 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 79.0% of our outstanding voting common stock as of March 31, 2022. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, out business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine and, while we do not have direct exposure to Ukraine, we do have interests in securing regulatory approval in Europe. The approval process may be impacted based upon the events taking place there. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. As of March 31, 2022, we had used approximately $45.8 million of the net offering proceeds, primarily to fund the advancement of our ongoing FREEDOM-1 Phase 3 trial, FREEDOM-2 Phase 2 trial and FREEDOM-3 Phase 2 trial, as well as for working capital and general corporate purposes. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

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

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALARIS THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)