Form 10-Q
period 2022-06-30
Talaris Therapeutics, Inc.
filed 2022-08-15
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 41,698,054 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects, or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligations to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,518	$18,614
Marketable securities	181,594	225,357
Prepaid and other current assets	4,925	2,543
Total current assets	212,037	246,514
Property and equipment, net	5,730	4,804
Right-of-use assets	3,038	—
Other assets	111	104
Total assets	$220,916	$251,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,075	$2,556
Accrued expenses	4,421	5,431
Lease liability, current	835	—
Total current liabilities	7,331	7,987
Share repurchase liability	392	593
Other liabilities	21	33
Lease liability, net of current	2,430	—
Total liabilities	10,174	8,613
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 39,995,881 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of June 30, 2022 and 140,000,000 shares authorized and 39,763,049 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of December 31, 2021	4	4
Additional paid-in-capital	339,083	333,730
Accumulated deficit	(127,202)	(90,847)
Accumulated other comprehensive loss	(1,143)	(78)
Total stockholders’ equity	210,742	242,809
Total liabilities and stockholders’ equity	$220,916	$251,422

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$13,187	$7,570	$27,383	$14,473
General and administrative	5,228	3,487	9,446	5,589
Total operating expenses	18,415	11,057	36,829	20,062
Loss from operations	(18,415)	(11,057)	(36,829)	(20,062)
Interest and other income (expense), net	319	(295)	474	(589)
Net loss	$(18,096)	$(11,352)	$(36,355)	$(20,651)
Unrealized gain (loss) on marketable securities	(217)	25	(1,065)	47
Total comprehensive loss	$(18,313)	$(11,327)	$(37,420)	$(20,604)
Net loss	$(18,096)	$(11,352)	$(36,355)	$(20,651)
Net loss per common share, basic and diluted	(0.44)	(0.41)	(0.89)	(1.19)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,088,085	27,373,165	41,034,447	17,322,734

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	37,383	28,000,000	34,272	62,499,993	114,496	7,204,311	1	5,837	(52,313)	9	(46,466)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	1	137,165	—	—	137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(34,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	100,436	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	—	—	896	—	—	896
Net loss	—	—	—	—	—	—	—	—	—	(11,352)	—	(11,352)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Balance at June 30, 2021	—	$—	—	$—	—	$—	40,571,134	$4	$330,980	$(63,665)	$34	$267,353

Balance at December 31, 2021	—	$—	—	$—	—	$—	40,913,049	$4	$333,730	$(90,847)	$(78)	$242,809
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	110,819	—	131	—	—	131
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,197	—	—	2,197
Net loss	—	—	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Balance at March 31, 2022	—	—	—	—	—	—	41,023,868	4	336,058	(109,106)	(926)	226,030
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	101,851	0	102	—	—	102
Issuance of common stock under 2021 employee stock purchase plan	—	—	—	—	—	—	20,162	0	77	—	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,846	—	—	2,846
Net loss	—	—	—	—	—	—	—	—	—	(18,096)	—	(18,096)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(217)	(217)
Balance at June 30, 2022	—	$—	—	$—	—	$—	41,145,881	$4	$339,083	$(127,202)	$(1,143)	$210,742

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,355)	$(20,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	268
Accretion and amortization of marketable securities, net	(92)	302
Amortization of right-of-use assets	384	—
Stock-based compensation expense	5,043	1,731
Fair value adjustment of contingent stock liability	—	735
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,382)	(2,986)
Other assets	(7)	(75)
Accounts payable	(84)	497
Accrued expenses	(553)	150
Operating lease liability	(262)	—
Other liabilities	93	—
Net cash used in operating activities	(33,560)	(20,029)
Cash flows from investing activities:
Purchases of property and equipment	(2,433)	(522)
Purchases of marketable securities	(87,983)	(174,844)
Maturities of marketable securities	130,771	76,564
Net cash provided by (used in) investing activities	40,355	(98,802)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	139,523
Common stock issuance costs	—	(1,735)
Payment of partial settlement of contingent stock liability	—	(277)
Proceeds from exercise of stock options	32	28
Proceeds from issuance of common stock under 2021 employee stock purchase plan	77	—
Net cash provided by financing activities	109	137,539
Net increase in cash and cash equivalents	6,904	18,708
Cash and cash equivalents at beginning of period	18,614	17,589
Cash and cash equivalents at end of period	$25,518	$36,297
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$174	$72
Deferred issuance costs included in accounts payable and accrued expenses	$—	$634
Issuance of shares of common stock in partial settlement of contingent stock liability accrued expenses	$—	$831

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”), called Facilitated Allo-HSCT Therapy, that the Company believes has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. The Company believes that these target indications, individually and collectively, represent a significant unmet need and commercial opportunity. The Company maintains corporate offices in Boston, Massachusetts, a laboratory in Houston, Texas and its cell processing facility in Louisville, Kentucky.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company incurred a net loss of $36.4 million and $47.8 million, respectively, and used $33.6 million and $40.0 million in cash for operations, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $127.2 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $25.5 million and marketable securities of $181.6 million as of June 30, 2022, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairments have been identified as of June 30, 2022 and December 31, 2021.

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

The Company’s contingent stock liability as of June 30, 2021 (see Note 3) is carried at fair value determined according to the fair value hierarchy described above (Level 3).

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of June 30, 2022 and December 31, 2021.

Basic and Diluted Net Loss Per Share

The Company calculates basic and diluted net loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock were participating securities. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the years presented were not allocated to the Company’s participating securities. Accordingly, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include vested and unexercised stock options, restricted stock issued upon early exercise of stock options, convertible preferred shares and contingent stock liabilities. The dilutive effect of stock options and contingent stock liabilities are computed using the treasury stock method and the dilutive effect of convertible preferred shares is calculated using the if-converted method. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains and losses related to marketable securities for the six months ended June 30, 2022 and 2021.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$23,410	$23,410	$—	$—
Marketable securities	181,594	36,619	144,975	—
Total financial assets measured at fair value	$205,004	$60,029	$144,975	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$10,319	$10,319	$—	$—
Marketable securities	225,357	27,186	198,171	—
Total financial assets measured at fair value	$235,676	$37,505	$198,171	$—

The Company had a contingent stock liability that represented the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. (“ULRF”) in connection with its amended and restated exclusive license agreement with the Company. In conjunction with the Company’s IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see Note 8). A rollforward of the contingent common stock liability, which was measured at fair value until the settlement in May 2021, is represented as follows (in thousands):

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

4. Marketable Securities

The fair value of the Company’s marketable securities as of June 30, 2022 and December 31, 2021 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2022 and the year ended December 31, 2021. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of June 30, 2022 and December 31, 2021, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$136,544	$30	$(558)	$136,016
Government and agency securities	40,139	—	(551)	39,588
Corporate debt securities	6,054	—	(64)	5,990
Total	$182,737	$30	$(1,173)	$181,594

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$179,151	$38	$(47)	$179,142
Corporate debt securities	31,244	—	(58)	31,186
Government and agency securities	15,040	—	(11)	15,029
Total	$225,435	$38	$(116)	$225,357

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$2,220	$1,121
Prepaid research and development expenses	1,816	782
Other current assets	889	640
Total prepaid and other current assets	$4,925	$2,543

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Equipment	$6,001	$4,449
Leasehold improvements	1,164	821
Computer equipment	1,043	953
Furniture and fixtures	661	426
Construction in progress	313	952
Total property and equipment	9,182	7,601
Less accumulated depreciation	(3,452)	(2,797)
Property and equipment, net	$5,730	$4,804

Depreciation expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and benefit costs	$2,497	$3,320
Research and development expenses	1,120	854
Professional fees, consulting and other	804	1,257
Total accrued expenses	$4,421	$5,431

8. Commitments and Contingencies

Leases

The Company currently has four active lease agreements for office and laboratory space and related equipment. The Company's cell processing facility lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional years at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. In September 2021, the Company entered into a sublease agreement for separate office space in Louisville, Kentucky. This sublease has a termination date in November 2023.

The Company maintains a lease for office space in Wellesley, Massachusetts (the "Boston Lease"), that had an original termination date in March 2021. From April 2021 through June 2022, the Company maintained a month-to-month lease agreement while seeking to expand the Boston Lease, which commenced in June 2022. The term of the lease is 39 months from the commencement date, terminating September 2025.

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas (the “Houston Lease”). The Houston Lease commenced in January 2022. The term of the lease is 36 months from the commencement date, terminating December 2024.

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of June 30, 2022, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued, are summarized as follows (in thousands):

Years Ending December 31,
2022	$481
2023	1,064
2024	935
2025	756
2026 and beyond	437
Total lease payments	$3,673
Less: imputed interest	(408)
Present value of lease liabilities	$3,265

The Company incurred rent expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

The following table summarizes the operating lease term and discount rate as of June 30, 2022:

As of June 30, 2022
Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	6.5%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of June 30, 2022 and June 30, 2021, the contingent stock liability was fully satisfied (see Note 3).

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

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of June 30, 2022, no undesignated preferred stock was outstanding.

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

	June 30,	December 31,
	2022	2021
Restricted stock related to early exercise of common stock options	338,064	538,340
Restricted stock units outstanding	860,263	—
Outstanding common stock options	6,178,773	3,643,796
Shares reserved for issuance under equity incentive plans	1,367,931	2,702,995
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,231,439	837,088
Total	9,976,470	7,722,219

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. Beginning on January 1, 2022, the number of shares reserved and available for issuance under the plan will increase on each January 1 through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. On January 1, 2022, an additional 414,513 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2021.The expense incurred under this plan for the three and six months ended June 30, 2022 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

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

As of June 30, 2022, 2,228,194 shares remained available for future grant under the 2021 Plan. 6,104,007 options were outstanding under the 2021 Plan and 2018 Plan as of June 30, 2022.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors under the 2021 Plan and 2018 Plan are presented as follows:

	Six months ended June 30,
	2022	2021
Fair value of common stock	$6.54 - $16.56	$5.72 - $16.80
Dividend yield	—%	—%
Volatility	82.49% - 86.69%	80.60% - 91.25%
Risk-free interest rate	1.46% - 3.08%	0.50% - 1.07%
Expected term (years)	5.50 - 6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2021	3,643,796	$5.75	8.69	$34,754
Granted	2,838,284	8.95
Exercised	(12,393)	2.56
Cancelled	(4,566)	5.30
Forfeited	(286,348)	7.31
Options outstanding—June 30, 2022	6,178,773	$7.15	8.83	$2,328
Options exercisable—June 30, 2022	1,532,178	$4.71	7.93

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Six months ended June 30,
	2022	2021
Weighted-average grant-date fair value per option of total options granted	$6.40	$5.52
Aggregate intrinsic value of stock options exercised	89	138

As of June 30, 2022, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $26.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Summary of Restricted Stock Unit Activity

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	909,848	9.03
Vested	—	—
Forfeited	(49,585)	9.09
Outstanding at June 30, 2022	860,263	$9.02

As of June 30, 2022, total unrecognized compensation cost related to the unvested awards to employees is $7.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees, included in the accompanying Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development expense	$1,703	$417	$2,979	$743
General and administrative expense	1,143	479	2,064	988
Total	$2,846	$896	$5,043	$1,731

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss and net loss attributable to common stockholders	$(18,096)	$(11,352)	$(36,355)	$(20,651)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.41)	$(0.89)	$(1.19)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,088,085	27,373,165	41,034,447	17,322,734

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

	Six months ended June 30,
	2022	2021
Options to purchase common stock	6,178,773	3,533,831
Restricted stock units	860,263	—
Restricted stock related to early exercise of options to purchase common stock	338,064	739,107
	7,377,100	4,272,938

13. Subsequent Events

The Company has evaluated subsequent events through August 15, 2022, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, an initial public offering (“IPO”). Through June 30, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $36.4 million for the six months ended June 30, 2022 and $47.8 million for year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $127.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $207.1 million as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Recent Developments

On June 30, 2022, we announced a clinical update on our ongoing FREEDOM-1 Phase 3 clinical trial in living donor kidney transplant (“LDKT”) recipients.

Through June 15, 2022, we had enrolled 22 donor-recipient pairs in the FREEDOM-1 Phase 3 clinical trial of FCR001. Seven patients had been successfully dosed with FCR001 at five different trial sites. All three patients who were dosed more than 12 months prior to the data cutoff date had been successfully weaned off all chronic anti-rejection drugs without evidence of rejection and with stable kidney function. All of these patients, including the first patient who is now 24 months post-transplant, continued to remain off all anti-rejection drugs as of the data cutoff date. Furthermore, all patients treated with FCR001 at least three months prior to the data cutoff date had achieved and maintained T-cell chimerism levels >50% at each of the 3-, 6- and 12-month timepoints post-transplant. The safety profile observed was generally consistent with that expected in patients receiving a kidney transplant and an allo-HSCT. Three cases of low-grade acute graft-versus-host disease (“aGvHD”) were reported, all of which were treatment-responsive and had resolved. One of these patients was more than 12 months post-transplant and was successfully weaned off all anti-rejection drugs. Additionally, one of the three aGvHD patients was subsequently diagnosed with moderate chronic GvHD and was also responding to treatment. As a result of an internal review triggered by the GvHD cases, we have modified our mobilization protocol and added a second post-transplant dose of cyclophosphamide for GvHD prophylaxis. We are continuing to enroll patients in the clinical trial.

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

In response to recommendations from state and local government authorities, we have adopted a variety of workplace safety policies and procedures, including vaccination and masking policies, designed to maintain the health and safety of our workforce We plan to continue monitoring COVID-19 in the areas in which we operate and may change our policies and procedures from time to time in response to changing health conditions.

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of June 30, 2022, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of June 30, 2022 and December 31, 2021, we had no liability to ULRF for contingent common stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$13,187	$7,570	$5,617
General and administrative	5,228	3,487	1,741
Total operating expenses	18,415	11,057	7,358
Loss from operations	(18,415)	(11,057)	(7,358)
Interest and other income (expense), net	319	(295)	614
Net loss	$(18,096)	$(11,352)	$(6,744)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$3,018	$1,940	$1,078
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,349	4,062	3,287
Facilities and other operating costs	2,820	1,568	1,252
Total research and development expenses	$13,187	$7,570	$5,617

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM-1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $13.2 million for the three months ended June 30, 2022, compared to $7.6 million for the three months ended June 30, 2021. The increase of $5.6 million was primarily due to:

•
An increase of $3.3 million in personnel costs related to (i) the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial and our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, (ii) advance pre-clinical activities, including those related to our deceased donor program, (iii) support medical affairs and patient recruitment activities, and (iv) increases in stock-based compensation expense related to additional stock option and RSU grants in 2022;
•
An increase of $1.2 million in other costs related to patient advocacy efforts, medical communications development, consulting, research collaborations, increased medical conference activity and other services in support of ongoing and planned clinical trials; and
•
An increase of $1.1 million in direct FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial resulting from treating additional subjects and activating additional clinical sites and activating additional clinical sites in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$2,472	$1,470	$1,002
Professional and consulting fees	808	460	348
Facility-related and other	1,948	1,557	391
Total general and administrative expenses	$5,228	$3,487	$1,741

General and administrative expenses were $5.2 million for the three months ended June 30, 2022 compared to $3.5 million for the three months ended June 30, 2021. The increase in general and administrative costs of $1.7 million was primarily due to:

•
An increase of $1.0 million in personnel costs primarily due to hiring in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock compensation expense stemming from additional stock option and RSU grants;
•
An increase of $0.4 million in facility-related and other expenses primarily due to increased director and officer insurance expense following our IPO in May 2021 and increased information technology infrastructure costs for additional personnel as compared to same quarter in 2021; and
•
An increase of $0.3 million in professional and consulting fees related to increased accounting and consulting fees necessary to comply with public company reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the three months ended June 30, 2022 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance and $0.1 million of net accretion income on our marketable securities. Other income (expense), net in the three months ended June 30, 2021 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance, $(0.1) million of net amortization expense on our marketable securities, and $(0.4) million in expense related to a fair value adjustment of our contingent stock liability.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$27,383	$14,473	$12,910
General and administrative	9,446	5,589	3,857
Total operating expenses	36,829	20,062	16,767
Loss from operations	(36,829)	(20,062)	(16,767)
Interest and other income (expense), net	474	(589)	1,063
Net loss	$(36,355)	$(20,651)	$(15,704)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$7,111	$3,789	$3,322
Indirect research and development expenses:
Personnel related (including stock-based compensation)	14,064	7,836	6,228
Facilities and other operating costs	6,208	2,848	3,360
Total research and development expenses	$27,383	$14,473	$12,910

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $27.4 million for the six months ended June 30, 2022, compared to $14.5 million for the six months ended June 30, 2021. The increase of $12.9 million was primarily due to:

•
An increase of $6.2 million in personnel costs related to (i) the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial and our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, (ii) advance pre-clinical activities, including those related to our deceased donor program, (iii) support medical affairs and patient recruitment activities, and (iv) increases in stock-based compensation expense related to additional stock option and RSU grants in 2022;
•
An increase of $3.4 million in other costs related to patient advocacy efforts, medical communications development, consulting, research collaborations, increased medical conference activity and other services in support of ongoing and planned clinical trials; and
•
An increase of $3.3 million in direct FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial resulting from treating additional subjects and activating additional clinical sites, and activating additional clinical sites in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$4,720	$2,408	$2,312
Professional and consulting fees	1,370	1,181	189
Facility-related and other	3,356	2,000	1,356
Total general and administrative expenses	$9,446	$5,589	$3,857

General and administrative expenses were $9.5 million for the six months ended June 30, 2022 compared to $5.6 million for the six months ended June 30, 2021. The increase in general and administrative costs of $3.9 million was primarily due to:

•
An increase of $2.3 million in personnel costs primarily due to hiring in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock compensation expense stemming from additional stock option and RSU grants;
•
An increase of $1.4 million in facility-related and other expenses primarily due to increased director and officer insurance expense following our IPO in May 2021; and
•
An increase of $0.2 million in professional and consulting fees related to increased accounting and consulting fees necessary to comply with public company reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the six months ended June 30, 2022 was comprised of $0.4 million in interest income from our marketable securities and operating cash balance and $0.1 million of net accretion income on our marketable securities. Other income (expense), net in the six months ended June 30, 2021 was comprised of $0.4 million in interest income from our marketable securities and operating cash balance, $(0.3) million of net amortization expense on our marketable securities, and $(0.7) million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through June 30, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of June 30, 2022, we had cash and cash equivalents of $25.5 million and marketable securities of $181.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2022	2021	Change
		(in thousands)
Net cash used in operating activities	$(33,560)	$(20,029)	$(13,531)
Net cash provided by (used in) investing activities	40,355	(98,802)	139,157
Net cash provided by financing activities	109	137,539	(137,430)
Net increase in cash and cash equivalents and restricted cash	$6,904	$18,708	$(11,804)

Cash Flow from Operating Activities

During the six months ended June 30, 2022, operating activities used $33.6 million of cash, due to our net loss of $36.4 million and $3.2 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $6.0 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $2.4 million increase in prepaids and other current assets driven by annual director and officer insurance premium paid in the quarter ending June 30, 2022, a net $0.6 million decrease in accounts payable and accrued expenses driven by compensation related accruals and a $0.3 million decrease in operating lease liability driven by lease payments. These were offset by an increase of $0.1 million in other liabilities. Non-cash charges primarily consisted of $5.0 million of stock-based compensation expense, $0.6 million of depreciation on fixed assets and amortization of marketable securities and $0.4 million of amortization of right-of-use assets.

During the six months ended June 30, 2021, operating activities used $20.0 million of cash, due to our net loss of $20.7 million and $2.4 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $3.1 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $3.0 million increase in prepaids and other current assets and a $0.1 million increase in other assets related to deposits for our Wellesley, MA amended lease agreement. These were offset by a $0.7 million increase in accounts payable and accrued expenses driven by timing and IPO issuance cost accruals. Non-cash charges primarily consisted of $1.7 million of stock-based compensation expense, $0.7 million of expense related to the fair value adjustment of our contingent stock liability and $0.6 million of depreciation expense on fixed assets and amortization of marketable securities.

Cash Flow from Investing Activities

During the six months ended June 30, 2022, investing activities provided $40.4 million of cash, due to maturities of marketable securities of $130.8 million, partially offset by purchases of marketable securities of $88.0 million and purchases of property and equipment of $2.4 million.

During the six months ended June 30, 2021, investing activities used $98.8 million of cash, due to purchases of marketable securities of $174.8 million and purchases of property and equipment of $0.5 million, partially offset by maturities of marketable securities of $76.6 million.

Cash Flow from Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million primarily consisting of proceeds from ESPP share issuances and exercise of stock options.

During the six months ended June 30, 2021, net cash provided by financing activities was $137.5 million due to net proceeds after deducting underwriting discounts and commissions of $139.5 million from our IPO partially offset by other IPO expenses paid of $1.7 million and payment in satisfaction of ULRF contingent stock liability of $0.3 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded Chemistry Manufacturing and Controls ("CMC") operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards Investigational New Drug application ("IND") filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $3.7 million over the next four years. Furthermore, as discussed elsewhere in this quarterly report, we are party to the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees.

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

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. There have been no changes to our process of determining external research and development expense accruals during the three and six months ended June 30, 2022.

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

For all stock-based awards granted after the closing of our IPO, we have not had to estimate the fair value of our common stock as it has been determined based on the quoted market price of our common stock. For the three and six months ended June 30, 2022, the quoted market price of our common stock was used in determining the fair value of our stock based compensation awards and no other significant estimates were used in determining those amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $25.5 million and $18.6 million, respectively. As of June 30, 2022 and December 31, 2021, we had marketable securities of $181.6 million and $225.4 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor and certain supply costs. We continue to monitor the impact of rising inflation on our business and do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022 and year ended December 31, 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of June 30, 2022, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Success in preclinical studies and our Phase 2 trial in LDKT does not ensure that later clinical trials, including our ongoing Phase 3 clinical trial of FCR001 in LDKT, will generate findings consistent with our Phase 2 trial including adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of FCR001 or any future product candidates we develop. For example, inaccuracies in our earlier clinical data and deviations from our clinical trial protocols, such as from our Phase 2 clinical trial, can impact the integrity of those data, including safety data, and could impact the ability of those data to support regulatory approval. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. Our Phase 2 trial was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our ongoing and planned clinical trials to date have been or will be open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that each of our planned and ongoing clinical trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our primary endpoints and therefore are unlikely to be influenced in any manner by patient or investigator bias, our trials may utilize secondary endpoint patient reported outcome measures and, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, which risk may be heightened in open-label trials where outcomes are subject to patient and investigator bias, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

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

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in June 2022, we announced interim results from our FREEDOM-1 Phase 3 clinical trial, including limited efficacy and safety data for the first seven patients dosed. While we believe the limited efficacy and safety data observed to date is positive, the trial is in its early stages and additional data from subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of interim, "top line" or preliminary data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

In particular, LDKT and HSCT involve certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic diseases treated with HSCT experience primary engraftment failure, resulting in severe complications, including death. GvHD also accounts for approximately 10% of deaths following allogeneic HSCT. In June 2022, we reported three cases of low-grade acute GvHD in our FREEDOM-1 clinical trial, all of which responded to treatment and resolved. One of the three aGvHD patients was subsequently diagnosed with moderate chronic GvHD and is also responding to treatment. In LDKT, certain severe complications, such as severe infection requiring discontinuation of immunosuppression, graft rejection or loss, or even death, can occur. If these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, it may be difficult to determine whether these complications were or were not related to our investigational therapy, and we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were potentially the result of HSCT, LDKT or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects are continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which include certain pre-specified stopping requirements, and which call for our DSMB to review all available clinical data in making a recommendation regarding the trial’s continuation. However, there may be a failure by trial sites to effectively execute our clinical trial protocols, including during any long-term follow-up period for our clinical trials during the conduct of future clinical trials or following any product approval we may receive. In addition, HSCT is associated with an increased risk of cancer. Among the likely causes of this increased risk is the total body irradiation and high-dose chemotherapy used in myeloablative conditioning regimens. We believe non-myeloablative conditioning regimens have the potential to help obviate this increased risk, however, patients receiving Facilitated Allo-HSCT Therapy in clinical trials after non-myeloablative conditioning have developed cancer after transplant. For example, a patient, a lifelong smoker, in our Phase 2 clinical trial developed non-small cell carcinoma of the lung approximately four years after HSCT.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Risks Related to Healthcare Legislation and Reform

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

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

For example, in March 2010, the Affordable Care Act (“ACA”) was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA: made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on average manufacturer price, or AMP, on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP; imposed a requirement on manufacturers of branded drugs to provide a 50% point-of-sale discount (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expanded the entities eligible for discounts under the 340B Drug Discount Program;
•
established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•
imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and
•
established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022 and continued through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

•
At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

•
On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule.

•
Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back further to January 1, 2027 by the Bipartisan Safer Communities Act and could potentially be pushed back to January 1, 2032 by the Inflation Reduction Act.
•
On August 7, 2022 the U.S. Senate passed the Inflation Reduction Act of 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation would also subject drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation would also cap Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000, and cap Medicare beneficiaries’ insulin costs at $35. President Biden is expected to sign the legislation imminently. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products, if licensed;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability..

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

Additionally, U.S. States have begun introducing privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase our risk to data breach class action litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. The CCPA and the CPRA could substantially impact our business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, in 2021, Virginia and Colorado enacted state legislation that becomes effective January 1, 2023. In 2022, Utah and Connecticut also enacted privacy legislation. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

The increasing number and complexity of regional, country and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, GDPR prohibits the transfer of personal data from the EU to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the United States) as of September 2021, and all existing transfers of personal data from the EU to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. Use of both the existing and the new Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

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

We cannot be sure that our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Additionally, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or reagents for our current and any future product candidates for our clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with our commercial supply. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While we try to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of our business relationship. We also pursue multiple sources for the critical components of our manufacturing process, but there are, in general, relatively few alternative sources of supply for these components and we may not be successful in securing these additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including as a result of or impact from the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

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

Though our supply chain has not been materially impacted by the COVID-19 pandemic to date, our manufacturing capabilities could be affected by cost-overruns, resource constraints, unexpected delays, equipment failures, labor shortages or disputes, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, jeopardize our ability to provide our product candidates to patients, and have a material adverse effect on our business, financial condition, results of operations and prospects. For example, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing supplies for, or timely manufacture, the products needed for our clinical trials, which could lead to delays in these trials.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $36.4 million for the six months ended June 30, 2022 and $47.8 million for year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $127.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $207.1 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through 2024. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

As of June 30, 2022, we had 128 employees, three of whom worked less than full-time, and 12 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Market conditions such as inflation, volatile energy costs, geopolitical issues, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, the amount of net operating loss carryforwards generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year beginning after December 31, 2020, is limited to 80% of our taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $78.0 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 76.9% of our outstanding voting common stock as of June 30, 2022. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. As of June 30, 2022, we had used approximately $63.6 million of the net offering proceeds, primarily to fund the advancement of our ongoing FREEDOM-1 Phase 3 trial, FREEDOM-2 Phase 2 trial and FREEDOM-3 Phase 2 trial, as well as for working capital and general corporate purposes. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 15, 2022, the Company announced the transition of Suzanne T. Ildstad, MD, from her role as Chief Scientific Officer of the Company to that of Senior Scientific Advisor, effective as of August 31, 2022. In connection with Dr. Ildstad’s transition, the Company entered into a transition and general release agreement with Dr. Ildstad (the “Transition Agreement”), pursuant to which, among other things, Dr. Ildstad will serve as Senior Scientific Advisor to the Company for a period of one year. Dr. Ildstad will receive $35,000 per month in exchange for her advisory services. Dr. Ildstad will continue to serve on the Company’s Board of Directors as a non-employee director. Pursuant to the Company’s Non-Employee Director Compensation Policy, Dr. Ildstad will receive an option to purchase 14,501 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), on September 1, 2022. The exercise price of the option will equal the closing price of the Common Stock on the Nasdaq Global Market on the grant date, and will vest upon the earlier of (x) the first anniversary of the date of grant or (y) the date of the Company’s next annual meeting of stockholders, subject to Dr. Ildstad’s continued service as a director through such date.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2022.

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

TALARIS THERAPEUTICS, INC.

Date: August 15, 2022	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)