Form 10-Q
period 2022-09-30
Talaris Therapeutics, Inc.
filed 2022-11-10
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 41,722,585 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects, or have other properties that could delay or prevent their clinical development and regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
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
•
our expectations regarding the safety or efficacy profile of our product candidates;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,468	$18,614
Marketable securities	175,401	225,357
Prepaid and other current assets	4,258	2,543
Total current assets	198,127	246,514
Property and equipment, net	5,464	4,804
Right-of-use assets	2,842	—
Other assets	111	104
Total assets	$206,544	$251,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,133	$2,556
Accrued expenses	6,130	5,431
Lease liability, current	905	—
Total current liabilities	9,168	7,987
Share repurchase liability	291	593
Other liabilities	19	33
Lease liability, net of current	2,199	—
Total liabilities	11,677	8,613
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 40,331,913 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of September 30, 2022 and 140,000,000 shares authorized and 39,763,049 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of December 31, 2021	4	4
Additional paid-in-capital	342,298	333,730
Accumulated deficit	(146,213)	(90,847)
Accumulated other comprehensive loss	(1,222)	(78)
Total stockholders’ equity	194,867	242,809
Total liabilities and stockholders’ equity	$206,544	$251,422

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$14,981	$9,183	$42,364	$23,655
General and administrative	4,842	3,874	14,288	9,464
Total operating expenses	19,823	13,057	56,652	33,119
Loss from operations	(19,823)	(13,057)	(56,652)	(33,119)
Interest and other income (expense), net	812	116	1,286	(473)
Net loss	$(19,011)	$(12,941)	$(55,366)	$(33,592)
Unrealized gain (loss) on marketable securities	(79)	(5)	(1,144)	42
Total comprehensive loss	$(19,090)	$(12,946)	$(56,510)	$(33,550)
Net loss	$(19,011)	$(12,941)	$(55,366)	$(33,592)
Net loss per common share, basic and diluted	$(0.46)	$(0.32)	$(1.35)	$(1.33)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,375,537	40,669,412	41,149,393	25,190,479

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	(38,147)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	117,181	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	835	—	—	835
Net loss	—	—	—	—	—	—	—	—	—	(9,299)	—	(9,299)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	22	22
Balance at March 31, 2021	40,000,000	37,383	28,000,000	34,272	62,499,993	114,496	7,204,311	1	5,837	(52,313)	9	(46,466)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	1	137,165	—	—	137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(34,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	100,436	—	102	—	—	102
Stock-based compensation expense	—	—	—	—	—	—	—	—	896	—	—	896
Net loss	—	—	—	—	—	—	—	—	—	(11,352)	—	(11,352)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	25	25
Balance at June 30, 2021	—	—	—	—	—	—	40,571,134	4	330,980	(63,665)	34	267,353
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	141,589	—	188	—	—	188
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,054	—	—	1,054
Net loss	—	—	—	—	—	—	—	—	—	(12,941)	—	(12,941)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2021	—	$—	—	$—	—	$—	40,712,723	$4	$332,222	$(76,606)	$29	$255,649

Balance at December 31, 2021	—	$—	—	$—	—	$—	40,913,049	$4	$333,730	$(90,847)	$(78)	$242,809
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	110,819	—	131	—	—	131
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,197	—	—	2,197
Net loss	—	—	—	—	—	—	—	—	—	(18,259)	—	(18,259)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Balance at March 31, 2022	—	—	—	—	—	—	41,023,868	4	336,058	(109,106)	(926)	226,030
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	101,851	—	102	—	—	102
Issuance of common stock under 2021 employee stock purchase plan	—	—	—	—	—	—	20,162	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,846	—	—	2,846
Net loss	—	—	—	—	—	—	—	—	—	(18,096)	—	(18,096)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(217)	(217)
Balance at June 30, 2022	—	—	—	—	—	—	41,145,881	4	339,083	(127,202)	(1,143)	210,742
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	181,644	—	174	—	—	174
Vesting of restricted stock units	—	—	—	—	—	—	154,388	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,041	—	—	3,041
Net loss	—	—	—	—	—	—	—	—	—	(19,011)	—	(19,011)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(79)	(79)
Balance at September 30, 2022	—	$—	—	$—	—	$—	41,481,913	$4	$342,298	$(146,213)	$(1,222)	$194,867

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,366)	$(33,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	435
Accretion and amortization of marketable securities, net	(621)	378
Amortization of right-of-use assets	580	—
Asset impairment	235	—
Stock-based compensation expense	8,084	2,784
Fair value adjustment of contingent stock liability	—	735
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,634)	(2,229)
Other assets	(7)	(92)
Accounts payable	(215)	210
Accrued expenses	1,260	1,213
Operating lease liability	(423)	—
Other liabilities	91	—
Net cash used in operating activities	(46,987)	(30,158)
Cash flows from investing activities:
Purchases of property and equipment	(2,774)	(1,248)
Purchases of marketable securities	(140,588)	(210,789)
Maturities of marketable securities	190,021	114,929
Net cash provided by (used in) investing activities	46,659	(97,108)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	139,523
Common stock issuance costs	—	(2,369)
Payment of partial settlement of contingent stock liability	—	(277)
Proceeds from exercise of stock options	105	111
Proceeds from issuance of common stock under 2021 employee stock purchase plan	77	—
Net cash provided by financing activities	182	136,988
Net increase (decrease) in cash and cash equivalents	(146)	9,722
Cash and cash equivalents at beginning of period	18,614	17,589
Cash and cash equivalents at end of period	$18,468	$27,311
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$178	$252
Deferred issuance costs included in accounts payable and accrued expenses	$81	$—
Issuance of shares of common stock in partial settlement of contingent stock liability	$—	$831

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company incurred a net loss of $55.4 million and $47.8 million, respectively, and used $47.0 million and $40.0 million in cash for operations, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $146.2 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $18.5 million and marketable securities of $175.4 million as of September 30, 2022, will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are available to be issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

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

The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of the investment is less than the cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has an intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to the end of the period. To date, the Company has not recorded any credit losses on its available-for-sale securities.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the quarter ended September 30, 2022, the Company recorded a $0.2 million non-cash impairment charge (see Note 6). No impairments were identified as of December 31, 2021.

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

The Company’s contingent stock liability as of September 30, 2021 (see Note 3) was carried at fair value determined according to the fair value hierarchy described above (Level 3).

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of September 30, 2022 and December 31, 2021.

Basic and Diluted Net Loss Per Share

The Company calculates basic and diluted net loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock were participating securities. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the years presented were not allocated to the Company’s participating securities. Accordingly, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include vested and unexercised stock options, restricted stock issued upon early exercise of stock options, unvested restricted stock units, convertible preferred shares and contingent stock liabilities. The dilutive effect of stock options and contingent stock liabilities are computed using the treasury stock method and the dilutive effect of convertible preferred shares is calculated using the if-converted method. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains and losses related to marketable securities for the nine months ended September 30, 2022 and 2021.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$17,857	$17,857	$—	$—
Marketable securities	175,401	31,544	143,857	—
Total financial assets measured at fair value	$193,258	$49,401	$143,857	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$10,319	$10,319	$—	$—
Marketable securities	225,357	27,186	198,171	—
Total financial assets measured at fair value	$235,676	$37,505	$198,171	$—

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

4. Marketable Securities

The fair value of the Company’s marketable securities as of September 30, 2022 and December 31, 2021 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2022 and the year ended December 31, 2021. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of September 30, 2022 and December 31, 2021, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$133,541	$—	$(587)	$132,954
Government and agency securities	37,053	5	(584)	36,474
Corporate debt securities	6,029	—	(56)	5,973
Total	$176,623	$5	$(1,227)	$175,401

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$179,151	$38	$(47)	$179,142
Corporate debt securities	31,244	—	(58)	31,186
Government and agency securities	15,040	—	(11)	15,029
Total	$225,435	$38	$(116)	$225,357

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,611	$1,121
Prepaid research and development expenses	1,703	782
Deferred offering costs	167	—
Other current assets	777	640
Total prepaid and other current assets	$4,258	$2,543

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$6,284	$4,449
Leasehold improvements	1,191	821
Computer equipment	859	953
Furniture and fixtures	661	426
Construction in progress	295	952
Total property and equipment	9,290	7,601
Less accumulated depreciation	(3,826)	(2,797)
Property and equipment, net	$5,464	$4,804

Depreciation expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

In July 2022, the Company received a notice from a third party vendor indicating the decommissioning of its software platform. As a result, the Company recorded a $0.2 million non-cash impairment expense in research and development operating expense in the accompanying statement of operations and comprehensive loss for the three and nine months ending September 30, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and benefit costs	$3,395	$3,320
Research and development expenses	2,022	854
Professional fees, consulting and other	713	1,257
Total accrued expenses	$6,130	$5,431

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

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of September 30, 2022, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued, are summarized as follows (in thousands):

Years Ending December 31,
2022	$268
2023	1,064
2024	935
2025	756
2026 and beyond	437
Total lease payments	$3,460
Less: imputed interest	(356)
Present value of lease liabilities	$3,104

The Company incurred rent expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes the operating lease term and discount rate as of September 30, 2022:

As of September 30, 2022
Weighted-average remaining lease term (years)	3.5
Weighted-average discount rate	6.5%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of September 30, 2022 and September 30, 2021, the contingent stock liability was fully satisfied (see Note 3).

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

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of September 30, 2022, no undesignated preferred stock was outstanding.

Shelf Registration Statement

On August 15, 2022, the Company filed a registration statement on Form S-3 (the "registration statement") pursuant to which the Company may issue and sell, from time to time, in one or more series or classes, up to $250.0 million in aggregate principal amount of common stock, preferred stock, debt securities, warrants and/or units, in any combination, together or separately, in one or more offerings in amounts and on such minimum prices and terms the Company will determine at the time of offering. Each time the Company sells securities pursuant to the registration statement, a supplemental prospectus specifying the terms of the securities being offered will be filed with the SEC.

Sales Agreement

On August 15, 2022, the Company entered into an At-the-Market Sales Agreement (the "2022 Sales Agreement") with SVB Securities LLC ("SVB"), pursuant to which the Company may elect to issue and sell shares of common stock having an aggregate offering price of up to $75.0 million in such quantities and on such minimum price terms as the Company sets from time to time through SVB as the sales agent. The Company agreed to pay SVB an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share for common stock sold through SVB under the 2022 Sales Agreement. The registration statement filed by the Company on August 15, 2022 includes a prospectus pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2022 Sales Agreement. No shares have been sold under the 2022 Sales Agreement in 2022.

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

	September 30,	December 31,
	2022	2021
Restricted stock related to early exercise of common stock options	237,923	538,340
Restricted stock units outstanding	1,127,011	—
Outstanding common stock options	6,232,982	3,643,796
Shares reserved for issuance under equity incentive plans	811,081	2,702,995
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,231,439	837,088
Total	9,640,436	7,722,219

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. Beginning on January 1, 2022, the number of shares reserved and available for issuance under the plan will increase on each January 1 through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. On January 1, 2022, an additional 414,513 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2021.The expense incurred under this plan for the three and nine months ended September 30, 2022 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

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

As of September 30, 2022, 811,081 shares remained available for future grant under the 2021 Plan. 6,158,216 options were outstanding under the 2021 Plan and 2018 Plan as of September 30, 2022.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors under the 2021 Plan and 2018 Plan are presented as follows:

	Nine months ended September 30,
	2022	2021
Fair value of common stock	$2.30 - $16.56	$5.72 - $16.80
Dividend yield	—%	—%
Volatility	82.29% - 88.41%	80.60% - 91.25%
Risk-free interest rate	1.46% - 3.38%	0.50% - 1.07%
Expected term (years)	5.38 - 6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2021	3,643,796	$5.75	8.69	$34,754
Granted	3,102,266	8.43
Exercised	(93,898)	1.12
Cancelled	(49,305)	5.80
Forfeited	(369,877)	7.60
Options outstanding—September 30, 2022	6,232,982	$7.05	8.65	$947
Options exercisable—September 30, 2022	1,678,330	$5.12	7.79

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Nine months ended September 30,
	2022	2021
Weighted-average grant-date fair value per option of total options granted	$6.04	$6.49
Aggregate intrinsic value of stock options exercised	$286	$610

As of September 30, 2022, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $21.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Summary of Restricted Stock Unit Activity

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	1,358,439	7.31
Vested	(154,388)	9.10
Forfeited	(77,040)	8.95
Outstanding at September 30, 2022	1,127,011	$6.95

As of September 30, 2022, total unrecognized compensation cost related to the unvested awards to employees is $7.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees, included in the accompanying Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development expense	$1,742	$568	$4,722	$1,311
General and administrative expense	1,299	486	3,362	1,474
Total	$3,041	$1,054	$8,084	$2,785

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss and net loss attributable to common stockholders	$(19,011)	$(12,941)	$(55,366)	$(33,592)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.32)	$(1.35)	$(1.33)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,375,537	40,669,412	41,149,393	25,190,479

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

	As of September 30,
	2022	2021
Options to purchase common stock	6,232,982	3,694,768
Restricted stock units	1,127,011	—
Restricted stock related to early exercise of options to purchase common stock	237,923	638,676
	7,597,916	4,333,444

13. Subsequent Events

The Company has evaluated subsequent events through November 10, 2022, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, an initial public offering (“IPO”). Through September 30, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates. Our net loss was $55.4 million for the nine months ended September 30, 2022 and $47.8 million for year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $146.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $193.9 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through 2024.

We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Recent Developments

On October 20, 2022, we announced a clinical update on our ongoing FREEDOM-1 Phase 3 clinical trial in living donor kidney transplant ("LDKT") recipients. On October 18, 2022, we received a report of a patient death, which triggered a temporary stopping requirement and review by the Data Monitoring Committee ("DMC"). After their review of this case, the DMC determined that trial enrollment and dosing may continue. We reported this event and the DMC’s recommendation to the U.S. Food and Drug Administration (the "FDA"). The deceased patient was one of three study subjects reported in June 2022 to have been diagnosed with grade II acute graft-vs-host disease ("aGvHD"). As reported, this patient was also diagnosed with moderate chronic GvHD that was responding to treatment at the time of the update. The patient was recently hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death.

In June 2022, we provided a clinical update on the trial and summarized an amendment to the trial protocol following a review of all GvHD cases to date, spanning the Phase 2 and Phase 3 trials. We reported that the incidence of GvHD in FCR001 subjects was correlated with high CD34+ cell counts and high total nucleated cell counts in the FCR001 product. We also noted a correlation between the use of plerixafor as a donor mobilizing agent and an increased risk of GvHD, as plerixafor significantly increased CD34+ and total nucleated cell counts in the FCR001 product. We introduced two risk mitigation measures for GvHD in the amended trial protocol: (1) elimination of plerixafor as a donor mobilizing agent, and (2) addition of a second post-transplant dose of cyclophosphamide. The deceased patient had a related, same sex donor with an HLA mismatch of 2/6. Although plerixafor was not used to mobilize this donor, the starting FCR001 material contained a high number of CD34+ cells and total nucleated cells, both of which we had identified during our review as factors that correlated with an increased risk of GvHD. The patient had not received a second post-transplant dose of cyclophosphamide as the patient was treated prior to the June 2022 protocol amendment. As of October 20, 2022, the other two patients who were previously reported to have had grade II aGvHD had experienced complete resolution of their aGvHD symptoms, although one patient experienced additional flares that were also responsive to treatment. After reviewing the facts of this case, the DMC concluded that the protocol modifications implemented in June 2022 should be sufficient to mitigate the risk of GvHD going forward, and recommended continuation of the trial without further modifications.

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

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of September 30, 2022, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of September 30, 2022 and December 31, 2021, we had no liability to ULRF for contingent common stock.

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
•
the number and scope of preclinical and clinical programs we decide to pursue and our ability to successfully advance those programs without holds or delays;
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

We may never succeed in obtaining regulatory approval for any of our current and future product candidates, including FCR001. We may obtain unexpected or adverse results from our preclinical studies and clinical trials including FREEDOM-1, FREEDOM-2, and FREEDOM-3. We may elect or regulatory authorities may require us to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials for FCR001 beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of any of our preclinical studies or execution or enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$14,981	$9,183	$5,798
General and administrative	4,842	3,874	968
Total operating expenses	19,823	13,057	6,766
Loss from operations	(19,823)	(13,057)	(6,766)
Interest and other income (expense), net	812	116	696
Net loss	$(19,011)	$(12,941)	$(6,070)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$4,294	$2,431	$1,863
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,301	4,893	2,408
Facilities and other operating costs	3,386	1,859	1,527
Total research and development expenses	$14,981	$9,183	$5,798

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM-1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $15.0 million for the three months ended September 30, 2022, compared to $9.2 million for the three months ended September 30, 2021. The increase of $5.8 million was primarily due to:

•
An increase of $2.4 million in personnel costs related to (i) the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial and our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, (ii) advance pre-clinical activities, including those related to our deceased donor program, (iii) support medical affairs and patient recruitment activities, and (iv) increases in stock-based compensation expense related to additional stock option and RSU grants in 2022;
•
An increase of $1.9 million in direct FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial resulting from treating additional subjects and activating additional clinical sites and activating additional clinical sites in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and
•
An increase of $1.5 million in other costs related to patient advocacy efforts, medical communications development, consulting, research collaborations, increased medical conference activity other services in support of ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$2,699	$1,567	$1,132
Professional and consulting fees	817	942	(125)
Facility-related and other	1,326	1,365	(39)
Total general and administrative expenses	$4,842	$3,874	$968

General and administrative expenses were $4.8 million for the three months ended September 30, 2022 compared to $3.9 million for the three months ended September 30, 2021. The increase in general and administrative costs of $0.9 million was primarily due to:

•
An increase of $1.1 million in personnel costs primarily due to hiring in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock compensation expense stemming from additional stock option and RSU grants;
•
A decrease of $0.1 million in professional and consulting fees related to decreased consulting fees in support of financial planning; and
•
An immaterial decrease in facility-related and other expenses primarily due to a decrease in director and officer insurance expense that was offset by an increase in information technology infrastructure costs for additional personnel, as compared to same quarter in 2021.

Other Income (Expense), Net

Other income (expense), net in the three months ended September 30, 2022 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance and $0.6 million of net accretion income on our marketable securities. Other income (expense), net in the three months ended September 30, 2021 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance offset by $0.1 million of net amortization expense on our marketable securities.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$42,364	$23,655	$18,709
General and administrative	14,288	9,464	4,824
Total operating expenses	56,652	33,119	23,533
Loss from operations	(56,652)	(33,119)	(23,533)
Interest and other income (expense), net	1,286	(473)	1,759
Net loss	$(55,366)	$(33,592)	$(21,774)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$11,405	$6,220	$5,185
Indirect research and development expenses:
Personnel related (including stock-based compensation)	21,366	12,729	8,637
Facilities and other operating costs	9,593	4,706	4,887
Total research and development expenses	$42,364	$23,655	$18,709

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance FCR001 through clinical trials, including our FREEDOM- 1 Phase 3 clinical trial, and we continue to develop additional product candidates.

Research and development expenses were $42.4 million for the nine months ended September 30, 2022, compared to $23.7 million for the nine months ended September 30, 2021. The increase of $18.7 million was primarily due to:

•
An increase of $8.6 million in personnel costs related to (i) the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial and our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, (ii) advance pre-clinical activities, including those related to our deceased donor program, (iii) support medical affairs and patient recruitment activities, and (iv) increases in stock-based compensation expense related to additional stock option and RSU grants in 2022;
•
An increase of $5.2 million in direct FCR001 clinical program expenses related to increased activity in our FREEDOM-1 Phase 3 trial resulting from treating additional subjects and activating additional clinical sites, and activating additional clinical sites in our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials; and
•
An increase of $4.9 million in other costs related to patient advocacy efforts, medical communications development, consulting, research collaborations, increased medical conference activity and other services in support of ongoing and planned clinical trials, and asset impairment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$7,418	$3,975	$3,443
Professional and consulting fees	2,187	2,027	160
Facility-related and other	4,683	3,462	1,221
Total general and administrative expenses	$14,288	$9,464	$4,824

General and administrative expenses were $14.3 million for the nine months ended September 30, 2022 compared to $9.5 million for the nine months ended September 30, 2021. The increase in general and administrative costs of $4.8 million was primarily due to:

•
An increase of $3.4 million in personnel costs primarily due to hiring in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock compensation expense stemming from additional stock option and RSU grants;
•
An increase of $1.2 million in facility-related and other expenses primarily due to director and officer insurance expense for four additional months compared to 2021; and
•
An increase of $0.2 million in professional and consulting fees related to increased accounting and consulting fees necessary to comply with public company reporting requirements.

Other Income (Expense), Net

Other income (expense), net in the nine months ended September 30, 2022 was comprised of $0.6 million in interest income from our marketable securities and operating cash balance and $0.7 million of net accretion income on our marketable securities. Other income (expense), net in the nine months ended September 30, 2021 was comprised of $0.6 million in interest income from our marketable securities and operating cash balance, offset by $0.4 million of net amortization expense on our marketable securities, and $0.7 million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through September 30, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of September 30, 2022, we had cash and cash equivalents of $18.5 million and marketable securities of $175.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2022	2021	Change
		(in thousands)
Net cash used in operating activities	$(46,987)	$(30,158)	$(16,829)
Net cash provided by (used in) investing activities	46,659	(97,108)	143,767
Net cash provided by financing activities	182	136,988	(136,806)
Net increase in cash and cash equivalents and restricted cash	$(146)	$9,722	$(9,868)

Cash Flow from Operating Activities

During the nine months ended September 30, 2022, operating activities used $47.0 million of cash, due to our net loss of $55.4 million and $0.9 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $9.3 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $1.7 million increase in prepaids and other current assets driven by annual director and officer insurance premiums, timing of CRO prepaids, and deferred offering costs related to our registration statement on Form S-3 and a $0.4 million decrease in operating lease liability driven by lease payments. These were offset by an increase of $0.6 million in accounts payable and accrued expenses driven by compensation related accruals and $0.1 million increase in other liabilities. Non-cash charges primarily consisted of $8.1 million of stock-based compensation expense, $0.4 million of depreciation on fixed assets and amortization of marketable securities, $0.6 million of amortization of right-of-use assets, and $0.2 million of asset impairment.

During the nine months ended September 30, 2021, operating activities used $30.2 million of cash, due to our net loss of $33.6 million and $0.9 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $4.3 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $2.2 million increase in prepaids and other current assets driven by annual director and officer insurance premiums and a $0.1 million increase in other assets related to deposits for our Wellesley, MA amended lease agreement. These were offset by a $1.4 million increase in accounts payable and accrued expenses driven by increased accrued CRO costs and increase compensation related accruals as a result of increased headcount. Non-cash charges primarily consisted of $2.8 million of stock-based compensation expense, $0.7 million of expense related to the fair value adjustment of our contingent stock liability and $0.8 million of depreciation expense on fixed assets and amortization of marketable securities.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022, investing activities provided $46.7 million of cash, due to maturities of marketable securities of $190.0 million, partially offset by purchases of marketable securities of $140.6 million and purchases of property and equipment of $2.8 million.

During the nine months ended September 30, 2021, investing activities used $97.1 million of cash, due to purchases of marketable securities of $210.8 million and purchases of property and equipment of $1.2 million, partially offset by maturities of marketable securities of $114.9 million.

Cash Flow from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million primarily consisting of proceeds from ESPP share issuances and exercise of stock options.

During the nine months ended September 30, 2021, net cash provided by financing activities was $137.0 million, primarily consisting of net proceeds after deducting underwriting discounts and commissions of $139.5 million from our IPO and $0.1 million of proceeds from exercise of stock options partially offset by other IPO expenses paid of $2.4 million and payment in satisfaction of ULRF contingent stock liability of $0.3 million.

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

We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to (i) further develop FCR001 in our ongoing Phase 3 registrational trial, FREEDOM-1, through evaluation of its primary endpoint, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (ii) continue research and development of FCR001 in additional pipeline programs such as living donor kidney transplant delayed tolerance induction and scleroderma in our FREEDOM-2 and FREEDOM-3 trials, respectively, through evaluation of their primary endpoints, including in-house manufacturing and quality assurance of clinical trial material, third-party clinical trials costs, clinical development and trial management, and personnel associated with each; (iii) develop expanded Chemistry Manufacturing and Controls ("CMC") operations to facilitate scale-up and commercialization of FCR001, or to engage a third-party manufacturer to undertake such commercialization; and (iv) develop our preclinical programs towards Investigational New Drug application ("IND") filings and/or into clinical trials. If we receive regulatory approval for any of product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize those product candidates ourselves.

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

On August 15, 2022, we filed a registration statement on Form S-3 (the "registration statement") pursuant to which we may elect to issue and sell, from time to time, in one or more series or classes, up to $250.0 million in aggregate principal amount of common stock, preferred stock, debt securities, warrants and/or units, in any combination, together or separately, in one or more offerings in amounts and on such minimum prices and terms that we will determine at the time of offering. Each time we sell securities described in the registration statement, a supplemental prospectus will be provided to specify the terms of the securities being offered. On August 15, 2022, we also entered into the 2022 Sales Agreement with SVB, pursuant to which we may elect to issue and sell shares of common stock having an aggregate offering price of up to $75.0 million in such quantities and on such minimum price terms as we set from time to time through SVB as the sales agent. The Company agreed to pay SVB an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share for common stock sold through SVB under the 2022 Sales Agreement.

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $3.5 million over the next four years. Furthermore, as discussed elsewhere in this quarterly report, we are a party to the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees.

We have entered into other contracts in the normal course of business with certain CROs and other third parties for nonclinical research studies and testing, as well as clinical trials. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

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

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. There have been no changes to our process of determining external research and development expense accruals during the three and nine months ended September 30, 2022.

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

For all stock-based awards granted after the closing of our IPO, we have not had to estimate the fair value of our common stock as it has been determined based on the quoted market price of our common stock. For the three and nine months ended September 30, 2022, the quoted market price of our common stock was used in determining the fair value of our stock based compensation awards and no other significant estimates were used in determining those amounts.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $18.5 million and $18.6 million, respectively. As of September 30, 2022 and December 31, 2021, we had marketable securities of $175.4 million and $225.4 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor and certain supply costs. Although we do not believe that inflation has had a material effect on our business during the nine months ended September 30, 2022 and year ended December 31, 2021, financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, manufacturing and supply costs, labor costs we incur to attract and retain qualified personnel, and other operational costs.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of September 30, 2022, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Furthermore, negative results in the development of FCR001 for our lead indication, such as the recent patient death in our FREEDOM-1 trial, may also impact our ability to obtain regulatory approval of FCR001 for other current and potential indications since the underlying platform, manufacturing process. development process, and cell therapy is the same for all of our current programs in development. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct our other clinical programs.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical trials may be delayed or terminated. We have already experienced meaningful delays to our clinical trials as a result of the impact of COVID-19 on both our clinical sites and the willingness of stem cell donors and transplant recipients to travel to our clinical sites. We may experience further difficulty enrolling patients following the death of a patient in our FREEDOM-1 trial. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. Any delays in completing our clinical trials will increase our costs, delay or prevent our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any delays in completing our clinical studies for our product candidates may also decrease the period of commercial exclusivity. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

In addition, disruptions caused by the COVID-19 pandemic, including any current or future emerging variants of the virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a DSMB for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects including a suspected unexpected serious adverse reaction or SUSAR, such as the recent death of a patient in our FREEDOM-1 trial, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in June 2022, we announced interim results from our FREEDOM-1 Phase 3 clinical trial, including limited efficacy and safety data for the first seven patients dosed. The trial is in its early stages and additional data from subsequent patients, or additional data from the first seven patients, may not be comparable or positive with respect to efficacy, safety or target engagement. For example, in October 2022, we reported that one of the first seven patients, who had experienced GvHD symptoms that were treatment responsive and resolved in June 2022, had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of interim, "top line" or preliminary data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

In particular, LDKT and HSCT involve certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic diseases treated with HSCT experience primary engraftment failure, resulting in severe complications, including death. GvHD also accounts for approximately 10% of deaths following allogeneic HSCT. In June 2022, we reported three cases of low-grade acute GvHD in our FREEDOM-1 clinical trial, all of which had responded to treatment and were resolved. One of the three aGvHD patients was subsequently diagnosed with moderate chronic GvHD and was also responding to treatment at the time of the June 2022 update. In October 2022, we reported that the patient who had been diagnosed with chronic GvHD had died. The patient had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death. This event triggered a pre-specified, temporary stopping requirement and review by the FREEDOM-1 DMC. After their review of this case, the DMC determined that trial enrollment and dosing could continue. We also reported the event and the DMC's recommendation to the FDA.

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

Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies ("OTAT") within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products ("OTP") and elevation of OTP to a "Super Office" to meet its growing cell and gene therapy workload. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the EMA, and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. For example, we are utilizing transplant recipient chimerism as a surrogate marker for long-term immune tolerance in our ongoing Phase 3 trial of FCR001 in LDKT. We are evaluating this as a secondary endpoint, but it has not yet been validated by the FDA, EMA or other regulatory agencies, and as result, such agencies could reject such an endpoint or interpret its significance differently than we do. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. Since March 2020, when foreign and domestic inspections have largely been on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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
•
imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and

•
established the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

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

•
At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

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
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Further, the performance of our CROs has been, and may again in the future be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. In August 2022, a software vendor, which is responsible for providing logistics support for apheresed material from the donor to our manufacturing facility and back to the clinical site, shutdown operations. As there are few alternative vendors providing similar services, we may be required to utilize a manual, paper-based chain of custody process that could add risk to our manufacturing process.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who are or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In particular, our founder and Senior Scientific Advisor, Suzanne T. Ildstad, MD, is the Jewish Hospital Distinguished Professor of Transplantation Research, Director of the Institute for Cellular Therapeutics, and a Professor in the Department of Surgery with associate appointments in the Departments of Physiology & Biophysics and Microbiology & Immunology at the University of Louisville School of Medicine. Our Chief Technology Officer, Michael Zdanowski, and certain other employees or consultants were previously employed at Medeor Therapeutics, Inc. (“Medeor Therapeutics”), which is developing a cell therapy similar to ours. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our lead product, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $55.4 million for the nine months ended September 30, 2022 and $47.8 million for year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $146.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $193.9 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through 2024. This estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Scott Requadt, our Chief Executive Officer; Suzanne T. Ildstad, MD, our founder and Senior Scientific Advisor; Nancy Krieger, MD, our Chief Medical Officer; Michael Zdanowski, our Chief Technology Officer; and Mary Kay Fenton, our Chief Financial Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

As of September 30, 2022, we had 131 employees, three of whom worked less than full-time, and 13 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, or as a result of any future acquisitions, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations to support this future growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 73.6% of our outstanding voting common stock as of September 30, 2022. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted the Company’s net income. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

We could be an emerging growth company for up to five years following the completion of our offering in May 2021, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock and non-voting common stock that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. As of September 30, 2022, we had used approximately $77.5 million of the net offering proceeds, primarily to fund the advancement of our ongoing FREEDOM-1 Phase 3 trial, FREEDOM-2 Phase 2 trial and FREEDOM-3 Phase 2 trial, as well as for working capital and general corporate purposes. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

10.1*#	Transition Agreement, by and between the Registrant and Suzanne T. Ildstad, dated August 13, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or any compensatory plan, contract or arrangement

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

TALARIS THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)