Form 10-K
period 2022-12-31
Talaris Therapeutics, Inc.
filed 2023-03-31
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2022, was $139,064,898. In determining the market value of non-affiliate common stock, shares of the Registrant's voting and non-voting common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 42,015,166.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.
•
Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, an acquisition, merger, a business combination and/or divestiture, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
•
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
•
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
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
•
We currently operate our own manufacturing facility which would require scale-up to appropriately address our anticipated commercial needs for FCR001, which will require significant resources. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
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
•
Our recent reduction in force may negatively impact employee morale and productivity. Further, uncertainties surrounding the future of our clinical programs may increase retention risk.

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

Forward-looking statements include, but are not limited to, statements about:

•
the success, benefits and timing of a potential strategic transaction, as well as potential alternatives, including but not limited to partnerships or the dissolution or liquidation of the Company;
•
our anticipated savings related to our corporate restructuring and the associated headcount reduction, as well as the potential impacts on employee morale and productivity;
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

PART I

Item 1. Business.

Overview

We are a late-clinical stage, cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (allo-HSCT) that we believe has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. We believe our proprietary therapeutic approach, which we call Facilitated Allo-HSCT Therapy, could prevent organ rejection without the morbidity and mortality that has been associated with the use of lifelong anti-rejection medicines, also known as chronic immunosuppression. Beyond the organ transplant setting, our Facilitated Allo-HSCT Therapy also has the potential to treat a range of severe autoimmune diseases and severe blood, immune and metabolic disorders, in each case with potential for similar outcomes to what has previously been observed with hematopoietic stem cell transplantation (HSCT), while mitigating the toxicities, morbidities and extended hospital stay associated with the conditioning regimen typically required by HSCT. We believe that our target indications, individually and collectively, represent a significant unmet need and commercial opportunity.

In February 2023, we announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant (LDKT) recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones.

In February 2023, we also announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company’s cell therapy chemistry, manufacturing and controls (CMC) capabilities. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

In March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 Phase 2 clinical trial evaluating FCR001’s ability to induce tolerance in diffuse systemic sclerosis, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

Our lead product candidate, FCR001, which is central to our Facilitated Allo-HSCT Therapy, is a novel allogeneic cell therapy comprised of stem and immune cells that are procured from a healthy donor, who is also the organ donor in the case of organ transplantation. FCR001 is rapidly processed in our good manufacturing practices (GMP) facility using our proprietary manufacturing methods. Then, at the time of transplant, FCR001 is administered to the recipient following nonmyeloablative conditioning, which is designed to be less toxic than myeloablative conditioning. A fully myeloablative conditioning regimen consists of a combination of agents and high doses of total body irradiation that destroy hematopoietic stem cells (HSCs) in the bone marrow and results in profound depletion of HSC-derived cells within one to three weeks following administration that is irreversible, and in most instances is fatal unless rescued by a stem cell transplant. The nonmyeloablative conditioning for FCR001 entails lower doses of chemotherapy and total body irradiation, causes less depletion of blood cells and does not require stem cell support for the recipient to resume the production of blood cells and platelets. We do not outsource any key aspect of our cell processing. We have focused on developing FCR001 as a pipeline-in-a-product with the potential to address the therapeutic areas described above.

FREEDOM-1 was a randomized, controlled, open-label Phase 3 registration trial in the United States of FCR001 in 120 adult LDKT recipients. The goal of this trial was to evaluate the potential of FCR001, when administered the day after the kidney transplant, to induce durable, drug-free immune tolerance in the recipient of the transplanted kidney. In November 2021, June 2022 and October 2022, we provided updates on patients dosed in the FREEDOM-1 Phase 3 clinical trial.

In November 2021, we announced that all patients treated with FCR001 at least three months prior had achieved T-cell chimerism levels greater than 50% at each of the 3-, 6-, and 12-month timepoints post-transplant, which has correlated strongly with the patient’s ability to durably discontinue chronic immunosuppression (IS) without subsequent graft rejection. Further, we announced that the overall safety profile of Phase 3 patients dosed at the time with FCR001 was consistent with that observed in our Phase 2 study of FCR001.

In June 2022, we provided further updates on patients dosed in the FREEDOM-1 trial, announcing that a total of seven patients had been dosed and that all patients dosed at least three months prior to the cutoff date had achieved and maintained T-cell chimerism levels >50% at each of the 3-, 6- and 12-month timepoints post-transplant. All three of the patients dosed more than 12 months prior to the data cutoff date have been successfully weaned off all chronic anti-rejection drugs. The longest at that time had been followed for 24 months post-transplant. We also reported three cases of low-grade (grade II) acute graft versus host disease (aGvHD). One of these patients was more than 12 months post-transplant and, notwithstanding their treatment-responsive aGvHD, has been weaned off all anti-rejection drugs. One of the three aGvHD patients was subsequently diagnosed with moderate chronic graft versus host disease (GvHD) and at that time was responding to treatment. No trial stopping rules were triggered by the GvHD cases, and trial screening and enrollment continued. However, to investigate these aGvHD cases, we conducted an internal review of all GvHD cases in Phase 2 and 3 clinical trials. This review prompted implementation of an amendment to the trial protocol. We reported that the incidence of GvHD in FCR001 subjects was correlated with high CD34+ cell counts and high total nucleated cell counts in the FCR001 product candidate. We also noted a correlation between the use of plerixafor as a donor mobilizing agent and an increased risk of GvHD, as plerixafor significantly increased CD34+ and total nucleated cell counts in the FCR001 product. At that time, we introduced two risk mitigation measures for GvHD in the amended trial protocol: (1) elimination of plerixafor as a donor mobilizing agent, and (2) addition of a second post-transplant dose of cyclophosphamide, which has been demonstrated to reduce the risk of severe GvHD in haplo-identical allogeneic hematopoietic stem cell transplants (Elmariah H, Fuchs EJ. Post-transplantation cyclophosphamide to facilitate HLA-haploidentical hematopoietic cell transplantation: Mechanisms and results. Semin Hematol. 2019 Jul;56(3):183-189).

In October 2022, we received a report of a patient death, which triggered a pre-specified, temporary stopping requirement and review by the FREEDOM-1 Data Monitoring Committee (DMC). After their review of this case, the DMC determined that trial enrollment and dosing may continue. We reported this event and the DMC’s recommendation to the U.S. Food and Drug Administration (FDA). The patient had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death. We also reported that, as of October 2022, the other two FREEDOM-1 patients who were previously reported to have had grade II aGvHD have since experienced complete resolution of their aGvHD symptoms, although one patient experienced additional flares that were also responsive to treatment. After reviewing the data, the DMC concluded that the FREEDOM-1 protocol modifications implemented in June 2022 should be sufficient to mitigate the risk of GvHD going forward, and recommended continuation of the trial without further modifications. Despite this recommendation, trial enrollment remained below expectations, and we ultimately terminated our clinical trials in LDKT.

The primary endpoint of our Phase 2 trial was to determine whether the administration of FCR001 can induce durable tolerance to the donated kidney and substantially reduce or eliminate the requirement for immunosuppression within 12 months following transplant. In our Phase 2 trial, 26 of 37 LDKT patients treated with FCR001 (70%) were able to completely discontinue their chronic immunosuppression approximately one year after receiving their transplant. After mid-course optimizations to the Phase 2 protocol, 14 of the last 17 patients (82%) in the trial were able to discontinue their chronic immunosuppression by approximately one year post-transplant. Every transplant recipient who was weaned off immunosuppression has remained off chronic immunosuppression, without any organ rejection, for the duration of their follow-up through March 1, 2023. As of that date, we had followed these patients for a median of 9.0 years post-transplant, and the longest for 14.0 years post-transplant. These results were achieved despite significant degrees of immune system human leukocyte antigen (HLA) mismatch between the donors and recipients, and the degree of immune mismatch between the donor and recipient did not appear to impact the safety or efficacy of our therapy candidate.

We identified a near-term surrogate marker, chimerism, that we believe to be highly predictive of the ability of an organ transplant recipient to durably discontinue chronic immunosuppression at one year post-transplant without rejecting the transplanted organ. Chimerism refers to a state whereby the recipient’s and donor’s blood and immune cells co-exist in the recipient, creating a reciprocal state of immune tolerance called allogeneic tolerance. We use a simple blood test to measure and regularly monitor the degree of donor chimerism in the recipient, which has to date shown a close association in our research with long-term immune tolerance in patients who have received FCR001. In our Phase 2 trial of FCR001, we observed that 26 of 27 recipients (96%) who achieved donor chimerism at six months post-transplant were successfully weaned off chronic immunosuppression over approximately the next six months, including recipients who were highly HLA-unmatched and/or unrelated to their donors. In addition, donor chimerism at three months post-transplant, which we observed in 26 of 29 recipients (90%), was also highly predictive of successful weaning off chronic immunosuppression at approximately one year post-transplant.

Through the termination of our clinical trials in LDKT, we monitored the patients in our Phase 2 trial for long term safety and durability of effect. Through March 1, 2023, we had accumulated approximately 316 patient-years of exposure to FCR001 in LDKT, and the safety profile in our patients is generally consistent with that expected if a patient were to separately receive both a standard kidney transplant and an allo-HSCT with nonmyeloablative conditioning. Specifically in our Phase 2 population, through March 1, 2023, there were four deaths and two cases of GvHD, which is a condition that occurs when donated stem cells attack the recipient. The most commonly reported serious adverse events were fever, deep vein thrombosis, including among several patients who had predisposing factors such as central venous catheter placements or Factor V deficiency, diarrhea, pneumonia and febrile neutropenia (or low white blood cell counts with a high fever). Preliminary data indicates that patients who were able to be weaned off immunosuppression with FCR001 had preserved kidney function and third-party data suggests a markedly lower reliance on cardiovascular medications at four years post-transplant compared to traditional transplants with chronic immunosuppression over a similar time frame. Based on the data generated from our Phase 2 trial, FDA has granted Regenerative Medicine Advanced Therapy (RMAT) and Orphan Drug Designation for FCR001 for LDKT.

Under our open investigational new drug application (IND), the FDA has cleared us, based in part upon the data to date from our ongoing Phase 2 trial, to proceed with an updated protocol for our Phase 2 FREEDOM-2 trial, which we initiated in the fourth quarter of 2021. In FREEDOM-2, we had been evaluating the potential of FCR001 to induce durable immune tolerance in patients who have previously received a kidney from a living donor, which is a process called delayed tolerance. In this trial, FCR001 either was or would have been administered between three and twelve months after the initial kidney transplant.

Additionally, the FDA has cleared our IND, based in part upon the data to date from our ongoing Phase 2 trial, to proceed with our Phase 2 FREEDOM-3 trial, which we initiated in the fourth quarter of 2021. In FREEDOM-3, we were evaluating the safety and efficacy of FCR001 in adults with a severe form of scleroderma, a debilitating autoimmune disease. In our Phase 2 LDKT trial, all seven LDKT patients who required a kidney transplant as a result of a kidney-related autoimmune disease, and who achieved durable chimerism and could be withdrawn from chronic immunosuppression at one year, have not experienced recurrence of their prior kidney-related autoimmune disease. We believe that this observation, as well as the current use of HSCT for severe scleroderma, supports the potential of our therapy in autoimmune diseases. We believe that positive data in the FREEDOM-3 trial in severe scleroderma patients could support the potential applicability of FCR001 to other severe, systemic autoimmune diseases.

We own unencumbered, worldwide rights to all of our product candidates and technologies.

Our manufacturing strategy is designed to meet the high quality and demand needs of clinical supply and commercial launch of any approved product. We manufacture FCR001 in less than a day at our GMP cell processing facility, employing robust, reproducible, proprietary methods which remain substantially unchanged since we progressed FCR001 from Phase 2 to the Phase 3 FREEDOM-1 clinical trial. We do not outsource any key aspect of our cell processing. Unlike gene therapies or chimeric antigen receptor T-cell (CAR-T) therapies, our manufacturing process does not employ viral vectors, nor do we perform any transductions or ex vivo cell expansions.

Our Strategy

As announced in February 2023, our current goal is to complete a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company’s cell therapy CMC capabilities. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

In February 2023, we announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in LDKT recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. Furthermore, in March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 Phase 2 clinical trial evaluating FCR001’s ability to induce tolerance in diffuse systemic sclerosis, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a restructuring plan that included reducing our workforce by approximately one-third, with remaining employees primarily focused on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3.

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

Our Therapeutic Approach: Facilitated Allo-HSCT to Induce Allogeneic Tolerance

The goal of our proprietary, investigational Facilitated Allo-HSCT Therapy is to induce allogeneic tolerance for the treatment of multiple therapeutic conditions with significant unmet need. While the principle of inducing allogeneic tolerance has been understood for decades, its clinical application in humans via allo-HSCT has proven elusive due to two key challenges: (1) minimizing the risks of graft rejection and/or GvHD, irrespective of the degree of matching of the donor’s and recipient’s HLA antigens and (2) identifying a better-tolerated, nonmyeloablative conditioning regimen (as opposed to a fully myeloablative conditioning regimen) that nonetheless enables durable engraftment of donor cells into the recipient. We believe that our Facilitated Allo-HSCT Therapy has the potential to address these two challenges and could represent a major advance in unlocking potential clinical applications for induced tolerance by restoring tolerance to self-antigens in patients with severe autoimmune diseases, we believe that our Facilitated Allo-HSCT Therapy has the potential to induce durable remission without the need for chronic immunosuppression.

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

Based on the clinical evidence we have observed in our Phase 2 trial, we believe FCR001, and our Facilitated Allo-HSCT Therapy more broadly, can potentially be applied to numerous therapeutic areas. We are currently advancing FCR001 in severe autoimmune disease. This area of focus can extend beyond severe autoimmune disease. We retain global development and commercial rights for FCR001 in all indications.

In the fourth quarter of 2021, we initiated our first clinical trial in autoimmune diseases, FREEDOM-3, a Phase 2 trial exploring the safety and clinical activity of FCR001 in patients with a severe form of scleroderma. We believe that positive proof of concept data in this trial could support the potential applicability of FCR001 to other severe, systemic autoimmune diseases. In March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 Phase 2 clinical trial evaluating FCR001's ability to induce tolerance in diffuse systemic sclerosis, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

Our Programs

Reprogram: Solid Organ Transplantation

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

Overview of Our Phase 2 Trial

We conducted an our open-label, single-arm Phase 2 trial to investigate whether administration of FCR001 along with nonmyeloablative conditioning can induce durable immune tolerance to a donated kidney in adult LDKT recipients. Although this trial is no longer active, the FCR001-dosed patients were monitored for up to 14 years from the time of their transplant until March 1, 2023 in order to provide long-term follow-up safety and durability data.

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

Phase 2 LDKT study design

As of March 1, 2023, the median follow-up of the 37 patients who received LDKT and FCR001 was 8.9 years, with the longest follow-up being 14.0 years. Moreover, as of such time, 33 recipients had at least 36 months of follow-up, and 30 patients had at least 60 months of follow-up. As of March 1, 2023, we have accumulated a total of approximately 316 patient-years of exposure to FCR001 in LDKT.

Our Phase 2 Results—Clinical Activity

As depicted in the flowchart below, 37 patients received LDKT as well as our investigational therapy, FCR001, plus nonmyeloablative conditioning. As of March 1, 2023, the results were as follows:

Phase 2 Clinical Trial Results as of March 1, 2023

* Chimerism lost between months 2 and 5 post-transplant.

In our Phase 2 trial, nearly every patient (26 of 27) who demonstrated chimerism at six months post-transplant was able to be completely weaned off all chronic immunosuppression by approximately twelve months post-transplant, and every patient (n = 26) who was weaned off all chronic immunosuppression at twelve months post-transplant has subsequently been able to stay off chronic immunosuppression, without organ rejection during their follow-up. As detailed below, two patients that remained off chronic immunosuppression died at years 3.5 and 4 post-transplant due to pneumococcal sepsis and lung cancer, respectively. We have followed these 26 patients for a median of 9.0 years, and the longest for 14.0 years since their transplant.

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

All 26 patients in our Phase 2 trial who could be withdrawn from chronic immunosuppression at approximately one year post-transplant attained high and durable levels of whole blood chimerism and/or T-cell chimerism. Of these 26 patients, 22 developed very high level (>90%) donor whole blood chimerism beginning the first month post-transplant, and 24 out of 26 patients had >90% chimerism at one year post transplant. As of March 1, 2023, all 26 patients had retained durable chimerism for the duration of their follow-up.

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

Overall Five-Year Kidney Graft Survival

As of March 1, 2023, five-year survival of the donated kidney was 34 out of 37 patients (92%) in our Phase 2 trial, compared to five-year kidney graft survival of 86% in patients tracked by the United Network for Organ Sharing (UNOS). The three cases of kidney graft loss in our Phase 2 trial occurred in patients who did not establish durable chimerism and were unable to discontinue chronic immunosuppression. As noted earlier, we revised our Phase 2 protocol (and maintained these revisions in our Phase 3 protocol) to address certain factors that we believe may have played a role in these three graft losses, including incorporating into our Phase 2 protocol best clinical practices for management of allo-HSCT patients to minimize infections and excluding patients with a history of infection.

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

Our Phase 2 Results—Safety

Through March 1, 2023, we have accumulated a total of approximately 316 patient-years of exposure to FCR001 in LDKT, and the safety profile observed in our patients was generally consistent with that expected if a patient were to separately receive both a standard kidney transplant and an allo-HSCT with nonmyeloablative conditioning. Moreover, as noted above, preliminary data indicates that patients who were able to be weaned off immunosuppression with FCR001 had preserved kidney function and third-party data suggests a markedly lower reliance on cardiovascular medications at four years post-transplant compared to traditional transplants with chronic immunosuppression over a similar time frame. Most adverse events occurred during the first 12 months post-transplant when the patients were on conventional immunosuppression, and no events of infusion toxicity following FCR001 administration were observed. We summarize the safety findings in greater detail below.

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

Our Phase 3 FREEDOM-1 Trial

Based on promising data from our Phase 2 LDKT trial, we initiated FREEDOM-1, a 5-year multicenter, open-label, randomized, controlled, Phase 3 trial assessing the safety and efficacy of FCR001 in first-time, adult LDKT. We expected the trial to take place across 18 to 20 sites in the United States, of which 18 were activated as of the February 2023 announcement to terminate the clinical trial. A total of 120 LDKT recipients were to be randomized 2-to-1 into the following two arms: (1) the interventional arm, where 80 patients would receive LDKT and FCR001 accompanied by nonmyeloablative conditioning, and receive standard of care chronic immunosuppression that can potentially be eliminated by 12 months post-transplant, and (2) the control arm, where 40 patients wouldreceive a LDKT plus standard of care chronic immunosuppression. The primary objective was to evaluate the proportion of FCR001 recipients who are free from chronic immunosuppression, without BPAR, at 24 months post-transplant. The secondary objective was to evaluate the change in mean renal function (eGFR by Modification of Diet in Renal Disease) from month one post-transplant to month 24 in FCR001 recipients. Because LDKT recipients on standard of care treatments do not discontinue immunosuppression without rejecting the transplanted organ, neither the primary endpoint nor the secondary endpoint of FREEDOM-1 involves a statistical comparison between the interventional arm and the control arm. Instead, the primary endpoint of FREEDOM-1 was the demonstration that the lower end of our confidence interval of FCR001 patients free from chronic immunosuppression and without BPAR at two years post-transplant is above 30%. The secondary endpoint of FREEDOM-1 was the demonstration that the lower end of our confidence interval for the mean renal function (as measured by eGFR) of the FCR001 patients is above a five-point decline in eGFR.

In February 2023, we announced that we had decided to discontinue our FREEDOM-1 clinical trial evaluating FCR001’s ability to induce durable tolerance in LDKT recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones in those programs.

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

In June 2022, we provided further updates on patients dosed in the FREEDOM-1 trial, announcing that a total of 7 patients had been dosed and all patients dosed at least three months prior to the cutoff date had achieved and maintained T-cell chimerism levels >50% at each of the 3-, 6- and 12-month timepoints post-transplant. All 3 of the patients dosed more than 12 months prior to the data cutoff date have been successfully weaned off all chronic anti-rejection drugs. The longest at that time had been followed for 24 months post-transplant. We also reported three cases of low-grade (grade II) aGvHD. One of these patients is more than 12 months post-transplant and, notwithstanding their treatment-responsive aGvHD, has been weaned off all anti-rejection drugs. One of the three aGvHD patients was subsequently diagnosed with moderate chronic GvHD and at that time was responding to treatment. No trial stopping rules were triggered by the GvHD cases, and trial screening and enrollment continued. However, to investigate these aGvHD cases, Talaris conducted an internal review of all GvHD cases in Phase 2 and 3. This review prompted implementation of an amendment to the trial protocol. We reported that the incidence of GvHD in FCR001 subjects was correlated with high CD34+ cell counts and high total nucleated cell counts in the FCR001 product. We also noted a correlation between the use of plerixafor as a donor mobilizing agent and an increased risk of GvHD, as plerixafor significantly increased CD34+ and total nucleated cell counts in the FCR001 product. At that time, we introduced two risk mitigation measures for GvHD in the amended trial protocol: (1) elimination of plerixafor as a donor mobilizing agent, and (2) addition of a second post-transplant dose of cyclophosphamide, which has been demonstrated to reduce the risk of severe GvHD in haplo-identical allogeneic hematopoietic stem cell transplants.

As shown in the figure below, a total of seven patients had been dosed through the June 2022 data cutoff date, three of whom were more than 12 months post-transplant. All demonstrated >50% T-cell chimerism at each of the 3-, 6- and 12-month timepoints and had been discontinued from chronic IS. One patient was more than six months post-transplant, one patient was more than three months post-transplant, and had demonstrated >50% T-cell chimerism at the 3- and 6-month timepoints, respectively. The remaining patient had not yet met the 3-month timepoint at the data cut-off date. Additionally, the overall safety profile of Phase 3 patients at the time was consistent with that observed in our Phase 2 study of FCR001.

In October 2022, we received a report of a patient death, which triggered a pre-specified, temporary stopping requirement and review by the DMC. After their review of this case, the DMC determined that trial enrollment and dosing may continue. We reported this event and the DMC’s recommendation to the FDA. The patient had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death. We also reported that, as of October 2022, the other two FREEDOM-1 patients who were previously reported to have had grade II aGvHD have since experienced complete resolution of their aGvHD symptoms, although one patient experienced additional flares that were also responsive to treatment. After reviewing the data, the DMC concluded that the FREEDOM-1 protocol modifications implemented in June 2022 should be sufficient to mitigate the risk of GvHD going forward, and recommended continuation of the trial without further modifications. Despite this recommendation, trial enrollment remained below expectations, and we ultimately terminated our clinical trials in LDKT.

Delayed Tolerance in LDKT: FREEDOM-2

In our FREEDOM-2 trial, we had been assessing whether FCR001 can induce durable immune tolerance to the transplanted organ when it is administered, together with nonmyeloablative conditioning to LDKT recipients up to one year following their kidney transplant. In May 2022, we announced that the Company had activated its second trial site for our FREEDOM-2 clinical trial. In February 2023, we announced that we had decided to discontinue our FREEDOM-2 clinical trial evaluating FCR001’s ability to induce durable tolerance in LDKT recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones in those programs.

Restore: Severe Autoimmune Disease

We believe that our Facilitated Allo-HSCT Therapy has the potential to restore self-tolerance in patients suffering from severe autoimmune diseases by eradicating diseased autoreactive cells and regenerating a new and healthy repertoire of immune cells, thereby halting the autoreactive cells’ attack on one’s own body.

We believe that our Phase 2 LDKT trial has already provided some proof of concept that our Facilitated Allo-HSCT Therapy could be used to treat severe autoimmune disease. Typically, 20% to 60% of kidney transplant patients whose end-stage renal disease is caused by a kidney-related autoimmune disease experience post-transplant recurrence of their kidney-related autoimmune disorder. Ten patients in our Phase 2 trial of FCR001 had an underlying, kidney-related autoimmune disease that led to their need for a LDKT. As shown in the table below, seven of these ten patients achieved durable donor chimerism and were able to be weaned off all chronic immunosuppression approximately one year post-transplant. As of March 1, 2023, none of these seven successfully tolerized patients has experienced recurrence of their prior kidney-related autoimmune disorder, with follow-up from four to ten years post-transplant. By contrast, recurrence of the prior kidney-related autoimmune disease was reported in two of the three other patients who experienced either transient or no chimerism.

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

As partial consideration for the license and rights, we have paid and will continue to pay ULRF a non-refundable, non-creditable annual license maintenance fee starting on the third anniversary date of the agreement through the seventeenth anniversary date. In addition, we are obligated to pay ULRF non-refundable, non-creditable research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in an aggregate amount of approximately $1.625 million for development, regulatory and sales milestones. Each milestone is payable only once. One milestone has been achieved to date under the ULRF License Agreement. As of December 31, 2022, we have paid ULRF $125,000 in milestone payments and $150,000 in annual maintenance fees, for a total of $275,000.

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

As of December 31, 2022, our patent portfolio includes four patent families, which are exclusively in-licensed from ULRF in our field. These families include issued patents and pending applications related generally to our facilitating cell product, methods of making our facilitating cell product, methods of using our facilitating cell product therapeutically, and methods of evaluating the viability or potency of our facilitating cell product. Specifically, we have exclusively in-licensed a patent portfolio that currently includes at least three issued U.S. patents, 31 patents issued in foreign jurisdictions, and 10 patent applications pending worldwide. The issued patents from three of the four families in our portfolio are expected to expire around 2029, and any patents that issue from the fourth family in our portfolio are expected to expire around 2038, absent any applicable patent term adjustments or extensions.

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

In February 2023, after terminating our clinical trials in LDKT, we also announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company's cell therapy CMC capabilities. There can be no assurance that divestiture of our cell therapy CMC capabilities, facilities, technical knowledge or personnel, will be successfully consummated.

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

Manufacturing Process and Analytical Testing

The manufacture of FCR001 involves complex processes, including detailed in-process analysis of cell types required for custom patient dosing, separation of the appropriate cells from the starting material with fast and efficient processing to maintain viability, and controlled cryopreservation designed to allow stable product storage until use. Our FCR001 process was substantially unchanged from Phase 2 to Phase 3, and we have manufactured and released multiple lots of clinical trial material for our trials.

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

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit, and under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

In addition to exclusivity under the BPCIA, a biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018 (BBA), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the Tax Cuts and Jobs Act of 2017 (Tax Act), included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further, President

Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how other healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration’s proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nation rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back further to January 1, 2027 by the Bipartisan Safer Communities Act and could potentially be pushed back to January 1, 2032 by the Inflation Reduction Act. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (Accumulator Rule). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Accumulator Rule. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any cell therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any cell therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from payors. Payors include government authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers generally rely on these third-party payors to reimburse all or part of the associated healthcare. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our cell therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development and manufacturing costs. Further, due to the COVID-19 pandemic, millions of individuals have lost employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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

Our People

As of December 31, 2022, we had 129 employees and 13 consultants. In February 2023, we reduced our workforce by approximately one-third. As of March 31, 2023, we had 87 employees and 8 consultants. At that time, a total of 11 employees held doctoral degrees including MD, PhD or PharmD degrees. Within our workforce, 68 employees are engaged in research and development and 19 are engaged in business development, finance, project and information management, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Diversity and Inclusion

We believe that a diverse workforce fosters innovation and cultivates a culture that leverages the unique perspectives of every team member to advance our pipeline. Our board of directors and executive management team includes diverse individuals based on gender and race, and benefit from the diverse experiences of our directors and management that individually and collectively create an innovative and productive workplace culture. We also believe diversity and inclusion helps to attract the best talent. Within the broader community, both locally and among our patient communities, we foster diversity and inclusion through our work with charities, patient advocacy organizations, and health related non-profits.

Talent Acquisition, Development and Retention

We have invested in attracting, developing, and retaining our employees. Our philosophy is to communicate a clear organizational mission, purpose and strategy, to set challenging goals, to drive accountability, and to continuously assess, develop, and advance talent. Our Company provides employees opportunities to grow in their current roles as well as to have opportunities to build new skills, while also considering diversity in gender, race, and life experience.

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

Corporate Information

We were incorporated under the laws of the state of Delaware in February 2002. Our mailing address is 93 Worcester Street, Wellesley, Massachusetts, and our executive offices are located at 93 Worcester Street, Wellesley, Massachusetts and our telephone number at that address is (502) 398-9250. We maintain an Internet website at the following address: www.talaristx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Risks Related to our Strategic Review Process

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In February 2023, we announced that we are undertaking a comprehensive review of strategic alternatives focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company’s cell therapy CMC capabilities. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, an acquisition, merger, a business combination and/or divestiture, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for our cell therapy CMC capabilities, if divested, and our ability to generate future shareholder value in the technology platform we may elect to pursue. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a restructuring plan that included reducing our workforce by approximately one-third, with remaining employees primarily focused on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3, each pending the outcome of our review of strategic alternatives. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On February 15, 2023, in connection with the evaluation of strategic alternatives and in order to extend its resources, the Board of Directors of the Company approved a restructuring plan (the "Plan") that includes reducing the Company’s workforce by approximately one-third, with remaining employees primarily focused on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3. In addition, the Plan includes a discontinuation of the Company’s FREEDOM-1 and FREEDOM-2 clinical development programs and further prioritization of the Company’s resources as it assesses strategic alternatives. The Company estimates that it will incur approximately $2.9 million for retention, severance and other employee termination-related costs in the first and second quarters of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Our workforce reduction activities may also yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Business and Product Candidates

Risks Related to Clinical Development

Our business substantially depends upon the successful development and regulatory approval of FCR001, our lead product candidate. If we are unable to obtain regulatory approval for FCR001, our business may be materially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of our Facilitated Allo-HSCT Therapy, specifically in our lead product candidate, FCR001. Successful continued development and ultimate regulatory approval of FCR001 for any potential indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of FCR001 for severe autoimmune diseases or any additional indications.

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

Furthermore, negative results in the development of FCR001, such as the patient death in our FREEDOM-1 trial, may impact our ability to obtain regulatory approval of FCR001 for other current and potential indications since the underlying platform, manufacturing process, development process, and cell therapy is the same for all of our current programs in development. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct our other clinical programs. Specifically, in February 2023, we announced the termination of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001's ability to induce durable tolerance in LDKT recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones in those programs. Should we continue clinical development of our product candidates, we may face enrollment challenges in our clinical trials, such as those faced in our LDKT trials.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate and our current indications, we may forgo or delay pursuit of opportunities with other future product candidates and indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate or indication, we may relinquish valuable rights to those future product candidates or indications through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates or indications.

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

•

the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologics License Application ("BLA") or other submission or to obtain regulatory approval;

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

In February 2023, we announced the termination of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001 in LDKT. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. While we continue to believe FCR001 should be assessed in our FREEDOM-3 clinical trial in severe scleroderma, we may not be able to initiate or continue clinical trials for our product candidate if we or a potential future sponsor are unable to locate and enroll a sufficient number of eligible patients to participate in these continuing trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates.

Furthermore, because we are investigating the treatment of complex indications that require specialized medical care by means of an HSCT procedure, which is itself a complex procedure performed by specialized physicians and treatment centers, we face inherent challenges in recruiting clinical trial sites to participate in our trials and to complete our trials on a timely basis. For example, in LDKT, each site that participated in our trials needed to identify a lead clinician from each of the solid organ transplant and HSCT departments, who are willing and able to coordinate closely on the care and follow-up of our patients. We have historically relied on our relationships with transplant centers of excellence to assist in identifying eligible patients and carrying out our clinical trials, and any inability to secure or deterioration of those relationships could impede our ability to successfully enroll patients in a timely manner, if at all.

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

While there are currently no FDA- or European Medicines Agency ("EMA") approved cell-based therapies for the indications we are currently targeting, other approved or commonly used drugs and therapies for our current or future target diseases, such as nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that we are also seeking to address. For example, a number of third parties, such as Jasper Therapeutics, Inc., bluebird bio, Inc. and Magenta Therapeutics, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. A number of other companies are also seeking to decrease the incidence and severity of graft versus host disease (“GvHD”) in HSCT. If any of these endeavors prove to be successful, the anticipated advantages of our Facilitated Allo-HSCT Therapy in comparison to the then existing standard of care could be eliminated and the demand for our Facilitated Allo-HSCT Therapy could be materially impacted.

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

In addition, disruptions caused by the COVID-19 pandemic, including any current or future emerging variants of the virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a DSMB for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects including a suspected unexpected serious adverse reaction ("SUSAR"), such as the recent death of a patient in our FREEDOM-1 trial, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Risks Related to the Results of our Preclinical Studies and/or Clinical Trials

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and earlier clinical trials does not ensure that later clinical trials will generate findings consistent with our earlier clinical trials, including adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of FCR001 or any future product candidates we develop. Inaccuracies in our earlier clinical data and deviations from our clinical trial protocols can impact the integrity of those data, including safety data, and could impact the ability of those data to support regulatory approval. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. For example, our Phase 2 trial was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our ongoing and planned clinical trials to date have been or will be open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that each of our planned and ongoing clinical trials include an open-label dosing design, while we believe our trials utilize objective assessment measures for measuring our primary endpoints and therefore are unlikely to be influenced in any manner by patient or investigator bias, our trials may utilize secondary endpoint patient reported outcome measures and, it is unknown whether the open-label design may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, which risk may be heightened in open-label trials where outcomes are subject to patient and investigator bias, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

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

From time to time, we expect to announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, additional data from existing or subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. For example, in June 2022, we announced interim results from our FREEDOM-1 Phase 3 clinical trial, including limited efficacy and safety data for the first seven patients dosed. Subsequently, in October 2022, we reported that one of the first seven patients, who had experienced GvHD symptoms that were treatment responsive and resolved in June 2022, had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death.

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

Undesirable side effects caused or risks exacerbated by our product candidates or associated conditioning regimens or treatment protocols could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. Such side effects could include known side effects or safety risks that are exacerbated by the combination of HSCT and LDKT in our clinical trials. In such an event, our trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Additionally, during the course of our product development programs, FDA or comparable foreign regulatory authority review teams may change and new agency personnel may view the risk-benefit profile of any product candidates we may develop differently than prior agency review teams. Any negative views as to the risk-benefit profile of FCR001 or any product candidates we may develop in the future could lead FDA or comparable foreign regulatory authorities to require that we conduct additional clinical trials or could require more onerous clinical trial designs for any ongoing or future clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, while we note the summary of safety findings we have gathered to date, certain populations of patients receiving our Facilitated Allo-HSCT Therapy may experience side effects in greater frequency or severity than others who may receive our product candidates and additional clinical research is planned to more fully understand the safety profile of our product candidates in our patient populations and indications of focus. Furthermore, we or others may later identify undesirable side effects caused by our products, including during any long-term follow-up observation period, such as that involved in our previous trials of FCR001.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any product candidate can unexpectedly fail at any stage of further development. The historical failure rate for product candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted a Phase 2 trial of FCR001 in LDKT. We do not know whether FCR001 will perform in our subsequent clinical trials, including in dSSc, as it has performed in our initial LDKT Phase 2 trial. In addition, if our clinical results are not successful, we may terminate clinical trials for a product candidate and abandon any further research or studies of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We intend to develop FCR001, and may develop future product candidates, for use in combination with nonmyeloablative conditioning and related conditioning drugs. Clinical development and commercialization of combination therapies involve additional complexity and risk, including without limitation, those involving drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, the development of FCR001 or any other current or future product candidate could be delayed, halted or otherwise fail to receive or maintain approval and may be less successful commercially.

We may develop FCR001 or related product candidates for a number of different indications, including solid organ transplant, severe autoimmune diseases and other severe disorders for which allo-HSCT has previously been observed to provide potential clinical benefit. Depending on the indication, patients may manifest a variety of differing co-morbidities, may be more or less vulnerable to our conditioning regimen, and may be more or less susceptible to certain severe adverse events or complications in the near or longer term, including cancer, infection, blood disorders and other life-threatening conditions. If any of these conditions or complications were to affect a patient who is participating in one of our clinical trials, it may be difficult or impossible to determine whether these adverse events or complications are related to the original or underlying condition or to our Facilitated Allo-HSCT Therapy. Given that our trials enroll a relatively small number of patients, even a small number of severe adverse events or serious complications could result in the delay or halt of development of our product candidates in one or more of our targeted indications.

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

Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies ("OTAT") within the Center for Biologics Evaluation and Research ("CBER"), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products ("OTP") and elevation of OTP to a "Super Office" to meet its growing cell and gene therapy workload. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the EMA, and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cell therapies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022 and continued through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

•
On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule.
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
•
Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America’s ("PhRMA") motion for summary judgment invalidating the accumulator adjustment rule
•
The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
•
In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

We may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which we operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation 2016/679 (“GDPR”). The GDPR is wide-ranging and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Our manufacturing process, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec ("Miltenyi") as the sole supplier.

We cannot be sure that our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Additionally, during a public health emergency, there is a potential for certain manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or reagents for our current and any future product candidates for our clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with our commercial supply. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While we try to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of our business relationship. We also pursue multiple sources for the critical components of our manufacturing process, but there are, in general, relatively few alternative sources of supply for these components and we may not be successful in securing these additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including as a result of or impact from the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

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

Risks Related to Manufacturing

Risks Related to our Manufacturing Facility

We currently operate our own manufacturing facility which would require scale-up to appropriately address our anticipated commercial needs for FCR001, which will require significant resources. We may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

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

We had begun to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs for FCR001 for LDKT. While those scale-up efforts have been deferred, in order to scale-up our manufacturing capabilities and facility in the future to support our anticipated commercial needs, we will require substantial additional funds and will need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to a commercial facility. If we fail to complete any construction in an efficient manner, recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Our manufacturing facility would also need to be licensed for the production of our product candidates by the FDA. Even if our manufacturing facility is approved by the FDA, we would be subject to ongoing periodic unannounced inspection by the FDA, corresponding state agencies and potentially third-party collaborators to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

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

In addition, our clinical programs and the manufacture of our product candidates are dependent on human donor material. Procurement of certain human organs for transplantation is subject to the National Organ Transplant Act of 1984 (“NOTA”), which prohibits the acquisition, receipt, or transfer of any human organ for valuable consideration for use in human transplantation. We depend on third parties who arrange for living donor kidney transplants ("LDKT") to comply with applicable NOTA requirements and we do not know whether any failure by such third parties to comply with NOTA requirements could impact the integrity or usability of data in our clinical trials.

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

We depend substantially on the ULRF License for our intellectual property, data and know-how. The ULRF License imposes, and we expect that future license agreements will impose, various development, diligence, commercialization and other obligations on us. This license may be terminated upon certain conditions. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize our product candidate. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements that we own or possess or that are owned or possessed by our collaborators that are in-licensed to us under licenses, including the ULRF License, to protect the intellectual property related to our technology and product candidates. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. For example, our product candidates and Facilitating Allo-HSCT Therapy are protected by patents or patent applications of ULRF that we have licensed and as confidential know-how and trade secrets. Additionally, our earlier stage product candidates are not yet protected by any patents or patent applications. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

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

Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same or similar effects as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates and dissuade companies from collaborating with us.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who are or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In particular, our founder and Senior Scientific Advisor, Suzanne T. Ildstad, MD, is the Jewish Hospital Distinguished Professor of Transplantation Research, Director of the Institute for Cellular Therapeutics, and a Professor in the Department of Surgery with associate appointments in the Departments of Physiology & Biophysics and Microbiology & Immunology at the University of Louisville School of Medicine. Our Chief Technology Officer, Michael Zdanowski, and certain other employees or consultants were previously employed at Medeor Therapeutics, Inc., which is developing a cell therapy similar to ours. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We are a late-stage clinical biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $73.7 million and $47.8 million for the years ended

December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $164.5 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures to continue to increase.

We anticipate that our expenses will increase substantially if and as we:

•	continue to conduct clinical trials for our product candidate, FCR001;

•	seek to identify additional product candidates and initiate research, preclinical and clinical development efforts for any future product candidates;

•	seek regulatory approvals for FCR001 or any future product candidates that successfully complete clinical development;

•	scale our in-house manufacturing process to address anticipated commercial needs;

•	seek to meet regulatory requirements for our in-house manufacturing process;

•	add operational, financial and management information systems and personnel, including personnel to help us comply with our obligations as a public company;

•	hire and retain additional personnel, such as clinical, quality control, scientific, manufacturing, commercial and administrative personnel, to support our product candidate development;

•	maintain, expand and protect our intellectual property portfolio;

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing FCR001 for our current indication, as well as any other product candidates we may develop, including any COVID-19-related delays or other effects on our development programs;

•	the timing of, and the costs involved in, obtaining marketing approvals for FCR001 for our current indication, and any other product candidates we may develop;
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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $181.3 million. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance date of this Annual Report on Form 10-K. Our estimate may prove to be wrong, and we could use our available capital resources earlier than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds earlier than planned.

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

Our business has been adversely affected by the ongoing COVID-19 pandemic, and could be further adversely affected by this and other public health epidemics in regions where we, and third parties on which we rely, such as CROs or suppliers, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of those third-parties, and adversely affect our business. For example, enrollment in our Phase 3 FREEDOM-1 clinical trial, prior to being discontinued, consistently lagged both our original and revised enrollment projections, significantly limiting the data which we were able to report at periodic medical conferences. In November 2021, when we provided the first interim data in connection with the American Association of Nephrology meeting, we reported data on five dosed patients, only three of whom had met the three-month post-transplant milestone. We believe the COVID-19 pandemic significantly impacted the ability of our clinical trial sites to attract and enroll clinical trial subjects, which contributed to our decision to discontinue the clinical trial. Furthermore, the performance of our CROs may also be delayed or disrupted by the ongoing COVID-19 pandemic and current and future variants of the virus, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

Our recent reduction in force may negatively impact employee morale and productivity. Further, uncertainties surrounding the future of our clinical programs may increase retention risk.

In connection with the evaluation of strategic alternatives that we announced in February 2023, and in order to extend our resources, we implemented a restructuring plan that included reducing our workforce by approximately one-third. In order to retain remaining employees primarily focused on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3, we offered assurance of severance arrangements and retention benefits to certain remaining personnel. There can be no assurance that these programs will allow us to retain the personnel necessary to implement our strategic assessment plans, or continue our FREEDOM-3 clinical program and CMC manufacturing capabilities.

In addition, we may take additional restructuring steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition.

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, the amount of net operating loss carryforwards generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year beginning after December 31, 2020, is limited to 80% of our taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December

31, 2022, we had U.S. federal net operating loss carryforwards of approximately $96.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 68.7% of our outstanding voting common stock as of December 31, 2022. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Adverse developments involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

We do not hold cash deposits or securities at SVB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets and termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor, CDMO, or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any CDMO, business partner, or supplier bankruptcy or insolvency, or any breach or default by a CDMO, business partner, or supplier, or the loss of any significant supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

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

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. From time to time, we may be subject to proxy solicitations or proposals by activist stockholders urging us to take certain corporate actions, or otherwise effect changes or assert influence on our board of directors and management. For example, volatility in the price of our common stock or other reasons may in the future cause us to become the target of stockholder activism. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to enter into strategic transactions, harm our ability to attract new investors, customers, employees and joint venture partners and cause our stock price to experience periods of volatility or stagnation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our cell therapy manufacturing facility is located in Louisville, Kentucky, where we lease and occupy 20,705 square feet of office and laboratory space. The current term of our Louisville lease expires in November 2023 with an option to extend the term by five successive one-year renewal periods in each case upon three months’ prior written notice. We also lease additional corporate space in Louisville, Kentucky, where we lease and occupy 6,130 square feet of office space. The current term of this lease expires in November 2023. We maintain our corporate offices in Wellesley, Massachusetts, where we currently lease 7,410 square feet. The current term of this lease expires in September 2025. We lease additional space in Houston, Texas, where we lease and occupy 6,000 square feet of office and laboratory space. The current term of our Houston lease expires in January 2025. We believe our existing facilities in Louisville, Wellesley and Houston are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2022, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business, financial position, results of operations or cash flow. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

On May 7, 2021, our common stock began trading on the Nasdaq Global Market under the symbol "TALS". Prior to such time, there was no public market for our common stock.

Stockholders

As of March 1, 2023, there were 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Use of Proceeds from Initial Public Offering

On May 11, 2021, we completed our IPO, in which we issued and sold 8,825,000 shares of common stock, $0.0001 par value per share, at a price to the public of $17.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255316) that was filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021 and declared effective on May 6, 2021. The underwriters of the offering were Morgan Stanley & Co. LLC, SVB Leerink LLC, Evercore Group L.L.C. and Guggenheim Securities, LLC. Our IPO commenced on May 7, 2021.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. Since our IPO through February 2023, there had been no material change in the planned use of proceeds, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act. In February 2023, we announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of our cell therapy CMC capabilities. The planned use of our remaining net proceeds from our IPO will be dependent on the resolution of this review of strategic alternatives. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. [Reserved].

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, our IPO. Through December 31, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

In February 2023, we announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant ("LDKT") recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones.

In February 2023, we also announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company’s cell therapy CMC capabilities. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders. In March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 Phase 2 clinical trial, while continuing to evaluate patients for potential future enrollment.

In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a restructuring plan that included reducing our workforce by approximately one-third, with remaining employees primarily focused on maintaining our cell therapy CMC capabilities and executing FREEDOM-3.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product and any future product candidates and/or the outcome of the strategic reassessment announced in February 2023. Our net losses were $73.9 million and $47.8 million for the years ended December 31, 2022 and 2021. As of December 31, 2022, we had an accumulated deficit of $164.7 million. We expect to continue to incur net losses for the foreseeable future. In particular, based on the outcome of the strategic reassessment that we announced in February 2023, we expect our expenses may increase as we continue our development of, and seek regulatory approvals for, any future product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $181.3 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements for more than twelve months from the date of issuance of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

The future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines and antiviral medications, the pace of these efforts, the actions taken to contain the pandemic or mitigate its impact, any additional preventative and protective actions that governments may direct, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement ("ULRF License Agreement") with University of Louisville Research Foundation ("ULRF") related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees. As of December 31, 2022, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF (see Note 8 in the accompanying financial statements). As of

December 31, 2022 and December 31, 2021, we had no liability to ULRF for contingent common stock (see Note 3 in accompanying audited financial statements).

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

We may never succeed in obtaining regulatory approval for any of our current and future product candidates, including FCR001. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials for FCR001 beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of any preclinical studies or execution or enrollment in clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to decrease in the near future as we have discontinued our FREEDOM-1 and FREEDOM-2 clinical trials and have voluntarily paused enrollment in our FREEDOM-3 clinical trial, pending the outcome of our review of strategic alternatives.

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

We anticipate that our general and administrative expenses may increase in the future as we explore strategic alternatives, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income earned on cash reserves in our operating account and on our marketable securities, amortization expense and accretion income on our marketable securities and expense incurred in relation to the change in fair value of our contingent stock liability with ULRF.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021	Change
		(in thousands)
Operating expenses
Research and development	$57,005	$34,245	$22,760
General and administrative	19,472	13,262	6,210
Total operating expenses	76,477	47,507	28,970
Loss from operations	(76,477)	(47,507)	(28,970)
Interest and other income (expense), net	2,583	(326)	2,909
Net loss	$(73,894)	$(47,833)	$(26,061)

Research and development expenses

	Years ended December 31,
	2022	2021	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$15,990	$8,843	$7,147
Indirect research and development expenses:
Personnel related (including stock-based compensation)	28,462	18,140	10,322
Facilities and other operating costs	12,553	7,262	5,291
Total research and development expenses	$57,005	$34,245	$22,760

Research and development expenses were $57.0 million for the year ended December 31, 2022, compared to $34.2 million for the year ended December 31, 2021. The increase of $22.8 million was primarily due to:

•
An increase of $10.3 million in personnel costs related to the need for additional staff to conduct our FREEDOM-1 Phase 3 clinical trial, progress our FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, and to advance other pre-clinical activities. We also incurred additional personnel costs as we invested in hiring medical affairs and process development personnel to further advance our pipeline programs and increased stock compensation expense stemming from additional option and unit grants;
•
An increase of $7.1 million in direct clinical trial expenses related to our FREEDOM-1 Phase 3 trial as additional clinical sites were activated and additional subjects were enrolled. This increase also includes direct clinical trial expenses in our

FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials as additional clinical sites were activated and increase process development to further advance our pipeline; and
•
An increase of $5.3 million in external consulting, medical affairs, and patient advocacy related costs in support of ongoing and planned clinical trials. This increase also includes facilities-related costs in support of our process development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021	Change
		(in thousands)
Personnel related (including stock-based compensation)	$10,142	$5,525	$4,617
Professional and consulting fees	3,352	2,859	493
Facility-related and other	5,978	4,878	1,100
Total general and administrative expenses	$19,472	$13,262	$6,210

General and administrative expenses were $19.5 million for the year ended December 31, 2022, compared to $13.3 million for the year ended December 31, 2021. The increase in general and administrative costs of $6.2 million was primarily due to:

•
An increase of $4.6 million in personnel costs primarily due to the hiring of personnel in our human resources, IT and other administrative functions to support the growing organization, and increased stock compensation expense stemming from additional option and unit grants;
•
An increase of $1.1 million in facility-related costs as well as other operating costs, primarily increased director and officer insurance expense and rent expense; and
•
An increase of $0.5 million of professional fees primarily due to increased legal fees and accruals.

Other Income (Expense), Net

Other income, net in the year ended December 31, 2022 was comprised of $1.7 million of net accretion income on our marketable securities and $0.9 million in interest income from our marketable securities and operating cash balance. Other expense, net in the year ended December 31, 2021 was comprised of $0.8 million in interest income from our marketable securities and operating cash balance, $(0.4) million of net amortization expense on our marketable securities and $(0.7) million in expense related to a fair value adjustment of our contingent stock liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock. Through December 31, 2022, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of December 31, 2022, we had cash and cash equivalents of $13.7 million and marketable securities of $167.6 million.

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $3.2 million over the next four years.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2022	2021	Change
		(in thousands)
Net cash used in operating activities	$(60,857)	$(39,988)	$(20,869)
Net cash provided by (used in) investing activities	55,671	(96,387)	152,058
Net cash provided by financing activities	242	137,400	(137,158)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(4,944)	$1,025	$(5,969)

Cash Flow from Operating Activities

During the year ended December 31, 2022, operating activities used $60.9 million of cash, due to our net loss of $73.9 million, partially offset by non-cash charges of $11.9 million and net cash provided by changes in our operating assets and liabilities of $1.1 million. Non-cash charges primarily consisted of $11.2 million of stock-based compensation expense, $2.2 million of depreciation on fixed assets and amortization of right-of-use assets, and $0.2 million of expense related to the impairment of fixed assets, offset by $1.6 million of accretion income of marketable securities. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $3.4 million increase in accounts payable and accrued expenses related to timing, offset by a $1.8 million increase in prepaids and other current assets driven by prepaid clinical trial expenses, $0.6 million decrease in operating lease liability, and a $0.1 million increase in other liabilities.

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

Cash Flow from Investing Activities

During the year ended December 31, 2022, investing activities provided $55.7 million of cash, due to maturities of marketable securities of $250.3 million, offset by purchases of marketable securities of $191.6 million and purchases of property and equipment of $3.0 million.

During the year ended December 31, 2021, investing activities used $96.4 million of cash, due to purchases of marketable securities of $275.9 million and purchases of property and equipment of $2.4 million, partially offset by maturities of marketable securities of $181.9 million.

Cash Flow from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $0.2 million, consisting of $0.1 million in proceeds from exercise of stock options and $0.1 million of proceeds from purchases of shares in our Employee Stock Purchase Plan.

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

Future Funding Requirements

We currently expect our expenses to decrease in the near term due to our decision to discontinue our FREEDOM-1 and FREEDOM-2 clinical trials and conduct workforce reductions while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, should we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such activities. The timing and amount of such operating expenditures will depend largely on:

•
the outcome, success, timing, and cost of any strategic transactions, business combinations or divestiture;
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

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements for more than twelve months from the date of issuance of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic review process, including to the extent we identify and enter into any potential strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The assumptions used to determine the fair values of stock options granted to employees and directors during the years ended December 31, 2022 and December 31, 2021, are presented as follows:

	December 31,
	2022	2021
Fair value of common stock	$1.53-16.56	$5.72-17.00
Dividend yield	—%	—%
Volatility	82.29%-88.41%	80.6%-91.25%
Risk-free interest rate	1.46%-4.23%	0.50%-1.33%
Expected term (years)	5.38-6.25	6.25

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

Emerging Growth Company and Smaller Reporting Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” ("EGC") can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended ("Securities Act"), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early to the extent allowed by the standard.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of December 31, 2022 and 2021, we had cash and cash equivalents of $13.7 million and $18.6 million, respectively. As of December 31, 2022 and 2021, we had marketable securities of $167.6 million and $225.4 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 or 2021.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2022 and December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the results of our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 30, 2023, the compensation committee adopted the Company’s Amended and Restated Executive Severance and Change in Control Plan (the “Severance Plan”), under which certain of the Company’s executives, including its chief executive officer, chief financial officer and other named executive officers (collectively, the “Participants”), may become eligible to receive severance benefits upon certain qualifying terminations.

As amended, the Severance Plan clarifies that a “change in control” shall include any merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power and outstanding stock immediately prior to such transaction do not own a majority of the outstanding voting power and outstanding stock or other equity interests of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction.

In addition, the Severance Plan was amended to provide that the “change in control period” means the period of time commencing three months prior to the date of public announcement of any transaction that would constitute a change in control (“Announcement Date”) or approval by the Board of a complete liquidation or dissolution of the Company (but no earlier than April 1, 2023) and ending 12 months after the Announcement Date, except for certain participants who have not been employed by the Company for at least 12 months preceding the Announcement Date.

The foregoing is only a brief description of certain terms of the Severance Plan and does not purport to be a complete description of its terms, and is qualified in its entirety by reference to the Severance Plan that is filed as Exhibit 10.5 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.talaristx.com or request a copy without charge from:

Talaris Therapeutics, Inc.

Attention: Investor Relations

93 Worcester St.

Wellesley, MA 02481

We will post to our website any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Information about aggregate fees billed to us by our independent principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), located in Boston, Massachusetts, will be presented in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders under the caption “Audit Committee Matters — Principal Accounting Firm Fees” and is incorporated herein by reference.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-40384) filed on March 17, 2022)
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

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)
10.5#*	Amended and Restated Executive Severance and Change in Control Plan
10.6#*	Amended and Restated Non-Employee Director Compensation Policy
10.7

Lease Agreement between the Registrant and the University of Louisville, dated as of November 1, 2018, as amended on July 1, 2019, February 1, 2020, and May 15, 2020 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.7.1*	Third Amendment to Lease Agreement between the Registrant and the University of Louisville, dated as of March 1, 2023
10.8#

Employment Agreement, by and between the Registrant and Scott Requadt, dated November 1, 2018 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.9#

Transition and General Release Agreement by and between the Registrant and Suzanne T. Ildstad, dated August 12, 2022 (incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q (File No. 001-40384)

10.10#

Offer Letter, by and between the Registrant and Nancy Krieger, dated November 1, 2018 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.11#

Offer Letter, by and between the Registrant and Michael Zdanowski, dated September 29, 2020 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.12#

Offer Letter, by and between the Registrant and Mary Kay Fenton, as amended, dated January 21, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A (File No. 333-255316) filed with the SEC on May 3, 2021)

10.13†

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

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40384) filed on March 17, 2022)
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) were omitted pursuant to Item 601(b)(10) of Regulation S-K.

+ The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Talaris Therapeutics, Inc.

Date: March 31, 2023	By:	/s/ Scott Requadt
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

Name	Title	Date

/s/ Scott Requadt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Scott Requadt

/s/ Mary Kay Fenton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Mary Kay Fenton

/s/ Francois Nader	Chairman of the Board	March 31, 2023
Francois Nader

/s/ Sandip Agarwala	Director	March 31, 2023
Sandip Agarwala

/s/ Suzanne Ildstad	Director	March 31, 2023
Suzanne Ildstad

/s/ Geoff MacKay	Director	March 31, 2023
Geoff MacKay

/s/ Mark McDade	Director	March 31, 2023
Mark McDade

/s/ Gaurav Shah	Director	March 31, 2023
Gaurav Shah

/s/ Karen Smith	Director	March 31, 2023
Karen Smith

/s/ Sapna Srivastava	Director	March 31, 2023
Sapna Srivastava

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Talaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Talaris Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and shareholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 31, 2023

We have served as the Company’s auditor since 2019.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,670	$18,614
Marketable securities	167,612	225,357
Prepaid and other current assets	4,331	2,543
Total current assets	185,613	246,514
Property and equipment, net	5,348	4,804
Right-of-use assets	2,643	—
Other assets	111	104
Total assets	$193,715	$251,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,887	$2,556
Accrued expenses	6,665	5,431
Lease liability, current	910	—
Total current liabilities	11,462	7,987
Share repurchase liability	208	593
Other liabilities	16	33
Lease liability, net of current	1,974	—
Total liabilities	13,660	8,613
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 41,629,426 issued and outstanding and 10,000,000 non-voting shares authorized as of December 31, 2022 and 140,000,000 shares authorized and 39,763,049 issued and outstanding and 10,000,000 non-voting shares authorized and 1,150,000 issued and outstanding as of December 31, 2021	4	4
Additional paid-in-capital	345,513	333,730
Accumulated deficit	(164,741)	(90,847)
Accumulated other comprehensive loss	(721)	(78)
Total stockholders’ equity	180,055	242,809
Total liabilities and stockholders’ equity	$193,715	$251,422

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses
Research and development	$57,005	$34,245
General and administrative	19,472	13,262
Total operating expenses	76,477	47,507
Loss from operations	(76,477)	(47,507)
Interest and other income (expense), net	2,583	(326)
Net loss	$(73,894)	$(47,833)
Unrealized loss on marketable securities	(643)	(65)
Total other comprehensive loss	(643)	(65)
Total comprehensive loss	$(74,537)	$(47,898)
Net loss attributable to common stockholders	$(73,894)	$(47,833)
Net loss per common share, basic and diluted	$(1.79)	$(1.64)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,248,392	29,126,373

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2020	40,000,000	$37,383	28,000,000	$34,272	62,499,993	$114,496	7,087,130	$1	$4,879	$(43,014)	$(13)	$(38,147)
Issuance of common stock, net of underwriting discounts and issuance costs of $12,858,764	—	—	—	—	—	—	8,825,000	1	137,165	—	—	137,166
Conversion of convertible preferred stock to common stock	(40,000,000)	(37,383)	(28,000,000)	(37,272)	(62,499,993)	(114,496)	24,392,498	2	186,149	—	—	186,151
Issuance of contingent common stock	—	—	—	—	—	—	48,889	—	831	—	—	831
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	543,649	—	721	—	—	721
Issuance of common stock under 2021 employee stock purchase plan	—	—	—	—	—	—	15,883	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—		3,778			3,778
Net loss	—	—	—	—	—	—	—	—	—	(47,833)	—	(47,833)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Balance at December 31, 2021	—	$—	—	$—	—	$—	40,913,049	$4	$333,730	$(90,847)	$(78)	$242,809
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	476,832	—	493	—	—	493
Issuance of common stock under 2021 employee stock purchase plan	—	—	—	—	—	—	85,157	—	134	—	—	134
Vesting of restricted stock units	—	—	—	—	—	—	154,388	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,156	—	—	11,156
Net loss	—	—	—	—	—	—	—	—	—	(73,894)	—	(73,894)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(643)	(643)
Balance at December 31, 2022	—	$—	—	$—	—	$—	41,629,426	$4	$345,513	$(164,741)	$(721)	$180,055

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(73,894)	$(47,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,383	623
Amortization of right-of-use assets	779	—
Accretion and amortization of marketable securities, net	(1,613)	427
Stock-based compensation expense	11,156	3,778
Fair value adjustment of contingent stock liability	—	735
Gain on disposal of property and equipment	—	(33)
Asset impairment	235	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,788)	(1,280)
Other assets	(7)	(90)
Accounts payable	1,664	1,323
Accrued expenses	1,784	2,329
Operating lease liability	(644)	—
Other liabilities	88	33
Net cash used in operating activities	(60,857)	(39,988)
Cash flows from investing activities:
Purchases of property and equipment	(3,043)	(2,437)
Purchases of marketable securities	(191,579)	(275,879)
Maturities of marketable securities	250,293	181,929
Net cash provided by (used in) investing activities	55,671	(96,387)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	139,523
Common stock issuance costs	—	(2,369)
Payment of partial settlement of contingent stock liability	—	(277)
Proceeds from exercise of stock options	108	317
Proceeds from issuance of common stock under 2021 employee stock purchase plan	134	206
Net cash provided by financing activities	242	137,400
Net (decrease) increase in cash and cash equivalents	(4,944)	1,025
Cash and cash equivalents at beginning of period	18,614	17,589
Cash and cash equivalents at end of period	$13,670	$18,614
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$147	$1,028

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

In February 2023, the Company announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant recipient. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. In February 2023, the Company also announced a comprehensive review of strategic alternatives focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company's cell therapy chemistry, manufacturing and controls capabilities. In March 2023, pending the outcome of the Company's review of strategic alternatives, the Company voluntarily paused enrollment in the FREEDOM-3 Phase 2 clinical trial evaluating FCR001's ability to induce tolerance in diffuse systemic sclerosis, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the years ended December 31, 2022 and 2021, the Company incurred a net loss of $73.9 million and $47.8 million, respectively, and used $60.9 million and $40.0 million in cash for operations, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $164.7 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future. The Company currently expects the cash and cash equivalents of $13.7 million and marketable securities of $167.6 million as of December 31, 2022, will be sufficient to fund its operating expenses and capital requirements for more than twelve months from the date the financial statements are available to be issued.

Risks and Uncertainties

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to determination of the fair value of stock option grants and estimates related to the amount of accrued research and development expenses as of the balance sheet date. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when the facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash consists primarily of checking and savings deposits and money market fund holdings.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2022, the Company recorded a $0.2 million non-cash impairment charge (see Note 6). No impairments were identified as of December 31, 2021.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, nonemployees, and directors based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock option and restricted stock unit awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company’s policy is to account for forfeitures when they occur.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of December 31, 2022 and December 31, 2021.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains related to marketable securities for the years ended December 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the right-of-use assets and related lease liabilities in the balance sheet. The new standard provides for a modified retrospective application. ASU 2016-02 is effective for interim and annual period beginning after December 15, 2021.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$12,309	$12,309	$—	$—
Marketable securities	167,612	31,718	135,894	—
Total financial assets measured at fair value	$179,921	$44,027	$135,894	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$10,319	$10,319	$—	$—
Marketable securities	225,357	27,186	198,171	—
Total financial assets measured at fair value	$235,676	$37,505	$198,171	$—

The contingent stock liability in the table below represents the fair value of contingent equity consideration equal to 65,186 shares of common stock contingently issuable to the University of Louisville Research Foundation Inc. ("ULRF") in connection with its amended and restated exclusive license agreement with the Company (see Note 8). In conjunction with the Company's IPO, the Company issued 48,889 shares of common stock and paid the cash equivalent fair value of 16,297 shares, or $0.3 million, to ULRF in May 2021 (see Note 8). A rollforward of the contingent common stock liability, which is measured at fair value for the year ended December 31, 2021, is represented as follows (in thousands):

Fair value as of January 1, 2021	$373
Change in fair value	735
Share issuance in partial settlement of contingent stock	(831)
Cash payment in partial settlement of contingent stock	(277)
Fair value as of December 31, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Prior to the Company’s IPO, the Company’s contingent stock liability was classified within Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market, which incorporates assumptions and estimates to value the Company’s common stock. As there was no public market for the Company’s common stock prior to May 2021, the estimated fair value was determined by the Company’s board of directors with input from management, considering the most recently available third-party valuations of common stock, and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of each valuation. Historically, these third-party valuations of the Company’s common stock were performed contemporaneously when events occurred which management believed would have an impact on the valuation of the Company. The Company’s common stock valuation was prepared using the option-pricing method, (“OPM”), which uses a market approach to estimate enterprise value. The fair value of the Company’s common stock used to value the contingent stock liability as of January 1, 2021 was $5.72. The Company's IPO price of $17.00 was used to determine the contingent stock value prior to settlement in cash and share issuance.

4. Marketable Securities

The fair value of the Company’s marketable securities as of December 31, 2022 and 2021 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2022 and 2021. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of December 31, 2022 and 2021, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$119,313	$19	$(365)	$118,967
Government and agency securities	43,016	—	(368)	42,648
Corporate debt securities	6,004	—	(7)	5,997
Total	$168,333	$19	$(740)	$167,612

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$179,151	$38	$(47)	$179,142
Corporate debt securities	31,244	—	(58)	31,186
Government and agency securities	15,040	—	(11)	15,029
Total	$225,435	$38	$(116)	$225,357

The fair values of available-for-sale debt securities as of December 31, 2022, by contractual maturity, are summarized as follows (in thousands):

December 31, 2022
Due in one year or less	$165,648
Due after one year through two years	1,964
$167,612

The aggregate fair value of available-for-sale securities in an unrealized loss position as of December 31, 2022 was $130.5 million. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-loss related factors. As such, no allowance for credit losses was recorded as of December 31, 2022.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$1,037	$1,121
Prepaid research and development expenses	2,426	782
Other current assets	868	640
Total prepaid and other current assets	$4,331	$2,543

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment	$6,562	$4,449
Leasehold improvements	1,191	821
Computer equipment	859	953
Furniture and fixtures	674	426
Construction in progress	242	952
Total property and equipment	9,528	7,601
Less accumulated depreciation	(4,180)	(2,797)
Property and equipment, net	$5,348	$4,804

Depreciation expense was $1.4 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

In July 2022, the Company received a notice from a third party vendor indicating the decommissioning of its software platform. As a result, the Company recorded a $0.2 million non-cash impairment expense in research and development operating expense in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation and benefit costs	$3,566	$3,320
Research and development expenses	1,978	854
Professional fees, consulting and other	1,121	1,257
Total accrued expenses	$6,665	$5,431

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

The Company maintains a lease for office space in Wellesley, Massachusetts (the "Boston Lease"), that had an original termination date in March 2021. In April 2021, the Company entered into an amended lease agreement providing for temporary space from April 2021 until an expansion of the Boston Lease was complete, from which the lease term extends 39 months from the expansion completion date. The expansion was completed in June 2022, resulting in the lease term extending to September 2025.

In July 2021, the Company entered into a lease agreement for laboratory space in Houston, Texas (the “Houston Lease”). The Houston Lease commenced in January 2022. The term of the lease is 36 months from the commencement date, terminating December 2024.

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of December 31, 2022, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued (as described in Note 16), are summarized as follows (in thousands):

Years Ending December 31,
2023	$1,064
2024	935
2025	756
2026	437
Total lease payments	$3,192
Less: imputed interest	(308)
Present value of lease liabilities	$2,884

The Company incurred rent expense of $1.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the operating lease term and discount rate as of December 31, 2022:

As of December 31, 2022
Weighted-average remaining lease term (years)	3.3
Weighted-average discount rate	6.5%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.9 million for the year ended December 31, 2022.

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

Coincident with the completion of the Company’s IPO, the Company issued 48,889 shares of common stock to ULRF and provided a cash payment of approximately $0.3 million in lieu of issuing the remaining 16,297 shares of common stock. As of December 31, 2022 and 2021, the contingent stock liability was fully satisfied.

The Company incurred $0.1 million in expense in February 2022 related to an annual maintenance fee pursuant to the license agreement for the year ended December 31, 2022. The Company also incurred $0.1 million in expense in February 2021 related to the annual maintenance fee for the year ended December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

The Company may be involved in litigation arising in the ordinary course of conducting business. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. The Company, in accordance with current accounting standards for loss contingencies and based upon information currently known by the Company, will establish reserves for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated. When no amount within the range of loss is a better estimate than any other amount, we accrue the minimum amount of the estimable loss. To the extent that such litigation against the Company may have an exposure to a loss in excess of the amount accrued, the Company believes that such excess would not be material to our financial condition, results of operations, or cash flows.

9. Convertible Preferred Stock

Upon closing of the Company's IPO on May 11, 2021, all 130,499,993 shares of convertible preferred stock that were outstanding immediately prior to the closing of the IPO automatically converted into 23,242,498 shares of common stock and 1,150,000 shares of non-voting common stock.

Convertible preferred stock prior to conversion was as follows (in thousands, except share amounts):

	Series A	Series A-1	Series B
Preferred shares authorized, issued and outstanding prior to conversion	40,000,000	28,000,000	62,499,993
Aggregate liquidation preference	$40,000	$35,000	$114,994

Under the Third Amended and Restated Certificate of Incorporation, filed upon the Company's IPO, the Company authorized 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share ("Preferred Stock"), of which no shares were outstanding at December 31, 2022 and 2021.

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of December 31, 2022, no undesignated preferred stock was outstanding.

Shelf Registration Statement

On August 15, 2022, the Company filed a registration statement on Form S-3 (the "registration statement") pursuant to which the Company may issue and sell, from time to time, in one or more series or classes, up to $250.0 million in aggregate principal amount of common stock, preferred stock, debt securities, warrants and/or units, in any combination, together or separately, in one or more offerings in amounts and on such minimum prices and terms the Company will determine at the time of offering. Each time the Company sells securities pursuant to the registration statement, a supplemental prospectus specifying the terms of the securities being offered will be filed with the SEC. No shares have been sold under the registration statement as of December 31, 2022.

Sales Agreement

On August 15, 2022, the Company entered into an At-the-Market Sales Agreement (the "2022 Sales Agreement") with SVB Securities LLC ("SVB"), pursuant to which the Company may elect to issue and sell shares of common stock having an aggregate offering price of up to $75.0 million in such quantities and on such minimum price terms as the Company sets from time to time through SVB as the sales agent. The Company agreed to pay SVB an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share for common stock sold through SVB under the 2022 Sales Agreement. The registration statement filed by the Company on August 15, 2022 includes a prospectus pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the 2022 Sales Agreement. No shares have been sold under the 2022 Sales Agreement as of December 31, 2022.

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

	December 31,
	2022	2021
Restricted stock related to early exercise of common stock options	158,154	538,340
Restricted stock units outstanding	1,144,994	—
Outstanding common stock options	6,264,898	3,643,796
Shares reserved for issuance under equity incentive plans	758,434	2,702,995
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,166,444	837,088
Total	9,492,924	7,722,219

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors and stockholders approved the 2021 ESPP. The 2021 ESPP became effective immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2021 ESPP provides employees the opportunity to purchase shares at a 15% discount at the lower of the share price at the beginning or end of six-month offering periods. 852,971 shares have been reserved and approved for this purpose for the 2021 plan year. The number of shares reserved and available for issuance under the plan will increase on January 1, 2022, and each January 1 thereafter through January 1, 2031, by the lesser of (A) 3,000,000 shares of common stock, (B) 1% of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31st or (C) such lesser number of shares of common stock as determined by the Board. On January 1, 2022, an additional 414,513 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2021. The expense incurred under this plan for the year ended December 31, 2022 was not material to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

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

As of December 31, 2022, 758,434 shares remained available for future grant under the 2021 Plan. 6,190,132 options were outstanding under the 2021 Plan and 2018 Plan as of December 31, 2022.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors are presented as follows:

	For the years ended December 31,
	2022	2021
Fair value of common stock	$1.53-16.56	$5.72-17.00
Dividend yield	—%	—%
Volatility	82.29%-88.41%	80.6%-91.25%
Risk-free interest rate	1.46%-4.23%	0.50%-1.33%
Expected term (years)	5.38-6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—January 1, 2021	2,745,185	$4.20	9.40	$4,183
Granted	1,076,022	9.19
Exercised	(149,707)	2.12
Cancelled	(7,605)	1.38
Forfeited	(20,099)	5.79
Options outstanding—December 31, 2021	3,643,796	$5.75	8.69	$34,754
Granted	3,252,866	8.12
Exercised	(96,646)	1.12
Cancelled	(57,434)	5.25
Forfeited	(477,684)	7.55
Options outstanding—December 31, 2022	6,264,898	$6.92	8.43	$42
Options exercisable—December 31, 2022	1,838,406	$5.23	7.56

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	For the years ended December 31,
	2022	2021
Weighted-average grant-date fair value per option of total options granted	$5.82	$6.69
Aggregate intrinsic value of stock options exercised	291	1,616

As of December 31, 2022, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $20.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Summary of Restricted Stock Unit Activity

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the year ended December 31, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	1,391,906	7.17
Vested	(154,388)	9.10
Forfeited	(92,524)	8.98
Outstanding at December 31, 2022	1,144,994	$6.76

The total fair value of restricted stock units vested during the year ended December 31, 2022 was $0.7 million.

As of December 31, 2022, total unrecognized compensation cost related to the unvested awards to employees is $6.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	For the years ended December 31,
	2022	2021
Research and development expense	$6,558	$1,848
General and administrative expense	4,598	1,930
Total	$11,156	$3,778

12. Income Taxes

The Company recorded no income tax benefit for the net loss incurred for the years ended December 31, 2022 and 2021, due to its uncertainty of realizing a benefit from such losses. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Federal research tax credit/orphan drug credit	0.3%	2.4%
Permanent items, including stock compensation	(0.9)%	(0.6)%
Change in valuation allowance	(20.7)%	(22.0)%
Other	0.2%	(0.9)%
	0.0%	0.0%

Significant components of the Company’s deferred tax assets are included in the table below (in thousands):

	For the years ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss and capital loss carryforwards	$25,875	$20,815
Capitalized research and development expenses	14,500	—
Research and development credit carryforwards	2,610	2,359
Accrued expenses	127	1,377
Stock-based compensation	2,894	876
Operating lease right-of-use assets	68	—
Total deferred tax assets	46,074	25,427
Deferred tax liabilities:
Depreciation	(179)	(80)
Accretion	(331)	—
Total deferred tax assets	(510)	(80)
Less valuation allowance	(45,564)	(25,347)
Net deferred tax assets	$—	$—

The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed primarily of net operating loss ("NOL") carryforwards and research and development credit carryforwards. Management has considered the Company’s history of net losses incurred since inception and probability of future losses to conclude it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. As a result, the Company has established a valuation allowance for the full amount of the net deferred tax assets as of December 31, 2022 and December 31, 2021. The valuation allowance increased by $20.2 million and $13.2 million during the years ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the Company has $96.9 million of US federal NOLs and $97.1 million of Kentucky state NOL carryforwards that have no expiration dates. The Company does not have any US federal or state capital loss carryforwards that expire in 2023. In addition, the Company had a US federal research and development tax credit carryforward of $2.6 million, which may be available to reduce future tax liabilities which start to expire in 2039.

Through December 31, 2022, the Company has generated research and development tax credits but has not conducted a study to document the qualified activities. Such study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s financial statements.

Effective January 1, 2022, the 2017 Tax Cuts and Jobs Act ("TCJA") requires research and experimenatal ("R&E") expenses under Internal Revenue Code Section 174 to be capitalized. R&E expenses are required to be amortized over a five-year period for domestic expenses and over a fifteen-year period for foreign expenses. Prior to the TCJA being effective, businesses had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company has reflected this change in treatment of R&E expenses in the current tax provision.

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

The Company files US federal and state tax returns in the United States. All tax years since incorporation remain open to examination by the major taxing jurisdictions (state and federal) to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service ("IRS") or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax year.

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Current Company match contributions to the plan are made to employees who meet minimum service requirements in the amount of 100% of the first 3%, and 50% of the next 2% of employee contributions, subject to certain limitations. For the years ended December 31, 2022 and 2021, the Company made contributions in the amount of $0.6 million and $0.4 million, respectively.

14. Net Loss Per Share Attributable to Common Stockholders

Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	For the years ended December 31,
	2022	2021
Net loss and net loss attributable to common stockholders	$(73,894)	$(47,833)
Net loss per share attributable to common stockholders, basic and diluted	$(1.79)	$(1.64)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,248,392	29,126,373

The Company’s potential dilutive securities, which include unvested RSUs, restricted stock related to early exercise of common stock options and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	For the years ended December 31,
	2022	2021
Options to purchase common stock	6,264,898	3,643,796
Restricted stock units outstanding	1,144,994	—
Restricted stock related to early exercise of options to purchase common stock	158,154	538,340
	7,568,046	4,182,136

15. Related Party Transactions

The Company engaged a firm managed by a former executive of the company for professional services related to accounting, finance and other administrative functions during the year ended December 31, 2021. The costs incurred under this arrangement totaled $0.1 million, which were recorded as general and administrative expense in the accompanying statements of operations. No services were provided under this arrangement for the year ending December 31, 2022 and there are no amounts owed under this arrangement.

16. Subsequent Events

The Company has evaluated subsequent events through March 31, 2023, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Strategic Alternatives and Restructuring Plan

In February 2023, the Company announced the discontinuation of its FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. The Company initiated a comprehensive review of strategic alternatives focused on maximizing shareholder value, including possible business combinations and/or a divestiture of the Company’s cell therapy CMC capabilities.

In connection with the discontinuation of FREEDOM-1 and FREEDOM-2 noted above, the Company implemented a restructuring plan. As part of this plan, the Company approved a reduction in the Company’s workforce by approximately one-third across different areas and functions in the Company (the “Workforce Reduction”). The Workforce Reduction was substantially completed in the first quarter of 2023.

Affected employees were offered separation benefits, including severance payments. The Company estimates that retention, severance, and termination-related costs will total approximately $2.9 million in the aggregate and expects to record these charges in the first and second quarters of 2023. The Company expects that payments of these costs will be substantially complete through the end of the second quarter of 2023. The Company's estimates are subject to a number of assumptions, and actual costs may differ.

Leases

On March 1, 2023, the Company entered into an amended lease agreement for the Louisville Lease. The amendment increased the number of successive one-year renewal terms from three to five. The amendment also reduced the written renewal notice period for the successive one-year terms from six months in advance to three months in advance. The amendment is not expected to have a material impact on the financial statements.