Form 10-Q
period 2023-03-31
Talaris Therapeutics, Inc.
filed 2023-05-15
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 42,166,025 shares of common stock, $0.0001 par value per share, outstanding.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The principal risks and uncertainties affecting our business include the following:

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
•
Should we resume development of our product candidates, our business will substantially depend upon the successful development and regulatory approval of FCR001, our lead product candidate. If we are unable to obtain regulatory approval for FCR001, our business may be materially harmed.
•
We are a biotechnology company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant net losses for the foreseeable future, and may never achieve or maintain profitability.
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
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Should we resume development of our product candidates, the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
•
Should we resume development of our product candidates, delays or difficulties in the enrollment of patients in clinical trials, would have a material adverse effect on our business.
•
The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Should we resume development of our product candidates, any product candidate we advance into clinical trials, may not have favorable efficacy or safety in later clinical trials or receive regulatory approval.
•
Should we resume development of our product candidates, interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Should we resume production of our product candidates, or associated conditioning regimens or treatment protocols, they may cause undesirable side effects such as infection or graft vs. host disease, or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
•
Even if we resume development of our product candidates and receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.
•
We currently operate our own manufacturing facility. Should we resume development of our product candidates, we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
•
Our product candidates are uniquely manufactured for each patient, and should we resume development of our product candidates, we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities.
•
If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.
•
We have historically been dependent on a limited number of suppliers and, in some cases sole suppliers, for some of our components and materials used in our product candidates.
•
We have historically relied, and may in the future rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
We depend on intellectual property licensed from the ULRF, and termination of this license could result in the loss of significant rights, which would materially harm our business.
•
Should we resume development of our product candidates, we expect such product candidates to be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
•
Should we resume development of our product candidates, we may be unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process. If the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.
•
Our recent reductions in force may negatively impact employee morale and productivity. Further, uncertainties surrounding the future of our clinical programs may increase retention risk.
•
While positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in re-distributing duties and obligations to our remaining employees and consultants.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,224	$13,670
Marketable securities	141,589	167,612
Prepaid and other current assets	3,047	4,331
Total current assets	168,860	185,613
Property and equipment, net	2,584	5,348
Right-of-use assets	1,052	2,643
Other assets	111	111
Total assets	$172,607	$193,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,384	$3,887
Accrued expenses	6,044	6,665
Lease liability, current	751	910
Total current liabilities	10,179	11,462
Share repurchase liability	162	208
Other liabilities	14	16
Lease liability, net of current	521	1,974
Total liabilities	10,876	13,660
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 41,910,130 issued and outstanding and 10,000,000 non-voting shares authorized as of March 31, 2023 and 140,000,000 shares authorized and 41,629,426 issued and outstanding and 10,000,000 non-voting shares authorized as of December 31, 2022	4	4
Additional paid-in-capital	349,264	345,513
Accumulated deficit	(187,238)	(164,741)
Accumulated other comprehensive loss	(299)	(721)
Total stockholders’ equity	161,731	180,055
Total liabilities and stockholders’ equity	$172,607	$193,715

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses
Research and development	$13,415	$14,196
General and administrative	6,182	4,218
Restructuring costs	4,481	—
Total operating expenses	24,078	18,414
Loss from operations	(24,078)	(18,414)
Interest and other income, net	1,581	155
Net loss	$(22,497)	$(18,259)
Unrealized gain (loss) on marketable securities	422	(848)
Total other comprehensive loss	422	(848)
Total comprehensive loss	$(22,075)	$(19,107)
Net loss	$(22,497)	$(18,259)
Net loss per common share, basic and diluted	(0.54)	(0.45)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,796,830	40,980,213

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2021	40,913,049	$4	$333,730	$(90,847)	$(78)	242,809
Issuance of common stock upon exercise of stock options	110,819	—	131	—	—	131
Stock-based compensation expense	—	—	2,197	—	—	2,197
Net loss	—	—	—	(18,259)	—	(18,259)
Unrealized loss on marketable securities	—	—	—	—	(848)	(848)
Balance at March 31, 2022	41,023,868	$4	$336,058	$(109,106)	$(926)	$226,030

Balance at December 31, 2022	41,629,426	$4	$345,513	$(164,741)	$(721)	$180,055
Issuance of common stock upon exercise of stock options	87,781	—	92	—	—	92
Vesting of restricted stock units	192,832	—	—	—	—	—
Stock-based compensation expense	—	—	3,659	—	—	3,659
Net loss	—	—	—	(22,497)	—	(22,497)
Unrealized gain on marketable securities	—	—	—	—	422	422
Balance at March 31, 2023	41,910,039	$4	$349,264	$(187,238)	$(299)	$161,731

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,497)	$(18,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436	297
Accretion and amortization of marketable securities, net	(1,285)	3
Amortization of right-of-use assets	203	191
Stock-based compensation expense	3,659	2,197
Asset impairment	2,712	—
Loss on disposal of assets	19	—
Changes in operating assets and liabilities:
Prepaid and other current assets	1,284	(346)
Other assets	—	(7)
Accounts payable	(414)	755
Accrued expenses	(793)	(1,054)
Operating lease liability	(224)	(129)
Other liabilities	(2)	72
Net cash used in operating activities	(16,902)	(16,280)
Cash flows from investing activities:
Purchases of property and equipment	(320)	(1,341)
Purchases of marketable securities	(25,270)	(39,982)
Maturities of marketable securities	53,000	61,750
Net cash provided by investing activities	27,410	20,427
Cash flows from financing activities:
Proceeds from exercise of stock options	46	30
Net cash provided by financing activities	46	30
Net increase in cash and cash equivalents	10,554	4,177
Cash and cash equivalents at beginning of period	13,670	18,614
Cash and cash equivalents at end of period	$24,224	$22,791
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$230	$667

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a cell therapy company developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”), called Facilitated Allo-HSCT Therapy. The Company maintains corporate offices in Boston, Massachusetts, a laboratory in Houston, Texas and its cell processing facility in Louisville, Kentucky.

In February 2023, the Company announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. In February 2023, the Company also announced a comprehensive review of strategic alternatives focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company's cell therapy chemistry, manufacturing and controls ("CMC") capabilities. In March 2023, pending the outcome of the Company's review of strategic alternatives, the Company voluntarily paused enrollment in the FREEDOM-3 Phase 2 clinical trial evaluating FCR001's ability to induce tolerance in diffuse systemic scleroderma, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

In April 2023, the Company’s Board of Directors approved, and the Company announced a further reduction in force (the “April Reduction in Force”) that is expected to result in the termination of approximately 80 additional employees, or approximately 95% of the Company’s remaining workforce. The Company estimates that the April Reduction in Force will be substantially completed by May 26, 2023.

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

Liquidity and Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred a net loss of $22.5 million and $73.9 million, respectively, and used $16.9 million and $60.9 million in cash for operations, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $187.2 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

The Company currently expects the cash and cash equivalents of $24.2 million and marketable securities of $141.6 million as of March 31, 2023, will be sufficient to fund its operating expenses and capital requirements for more than twelve months from the date the financial statements are available to be issued. However, due to consideration of certain qualitative factors, including the discontinuation or pause of all clinical trials, CMC operations and research activities, as well as workforce reduction of all but a few custodial employees, the Company has concluded there is substantial doubt regarding the ability to continue as a going concern for more than twelve months from the date that the financial statements are available to be issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not currently expect to progress any product candidate through clinical trials or commercial approval and it does not currently expect to generate any revenue from product sales. The Company does expect to devote substantial time and resources to exploring strategic alternatives that the board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that the Company will make any additional cash distributions to stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined a triggering event had occurred as of March 31, 2023 indicating the carrying amount of certain assets may not be recoverable. For additional disclosures regarding the $2.7 million non-cash impairment charge and accompanying analysis, refer to Note 6. During the year ended December 31, 2022, the Company recorded a $0.2 million non-cash impairment charge (see Note 6).

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 27, 2023, SVB was acquired by First-Citizen BancShares, Inc ("First-Citizen"). Similarly, on May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. The Company historically did not and currently does not have banking relationships with SVB or FRB.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, nonemployees, and directors based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock option, restricted stock unit, and stock appreciation right awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company’s policy is to account for forfeitures when they occur.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of March 31, 2023 and December 31, 2022.

Basic and Diluted Net Loss Per Share

The Company calculates basic and diluted net loss per share using the two-class method. The two-class method requires income available to common stock as if all income for the period had been distributed. Accordingly, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include vested and unexercised stock options, restricted stock issued upon early exercise of stock options, convertible preferred shares and contingent stock liabilities. The dilutive effect of stock options and contingent stock liabilities are computed using the treasury stock method and the dilutive effect of convertible preferred shares is calculated using the if-converted method. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains related to marketable securities for the three months ended March 31, 2023 and 2022.

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

3. Fair Value of Financial Assets

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$23,811	$23,811	$—	$—
Marketable securities	141,589	16,932	124,657	—
Total financial assets measured at fair value	$165,400	$40,743	$124,657	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$12,309	$12,309	$—	$—
Marketable securities	167,612	31,718	135,894	—
Total financial assets measured at fair value	$179,921	$44,027	$135,894	$—

4. Marketable Securities

The fair value of the Company’s marketable securities as of March 31, 2023 and December 31, 2022 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of March 31, 2023 and December 31, 2022, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$111,739	$6	$(181)	$111,564
Government and agency securities	30,149	—	(124)	30,025
Total	$141,888	$6	$(305)	$141,589

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$119,313	$19	$(365)	$118,967
Government and agency securities	43,016	—	(368)	42,648
Corporate debt securities	6,004	—	(7)	5,997
Total	$168,333	$19	$(740)	$167,612

The aggregate fair value of available-for-sale securities in an unrealized loss position as of March 31, 2023 was $125.0 million. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-loss related factors. As such, no allowance for credit losses was recorded as of March 31, 2023.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$325	$1,037
Prepaid research and development expenses	1,809	2,426
Other current assets	913	868
Total prepaid and other current assets	$3,047	$4,331

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Equipment	$4,727	$6,562
Leasehold improvements	918	1,191
Computer equipment	861	859
Furniture and fixtures	524	674
Construction in progress	63	242
Total property and equipment	7,093	9,528
Less accumulated depreciation	(4,509)	(4,180)
Property and equipment, net	$2,584	$5,348

Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company reviewed the cumulative impact of its announcements in February, March and April of 2023 to discontinue its FREEDOM-1 and FREEDOM-2 clinical trials and initiate a reduction in force of 33% of its employees, pause enrollment in its FREEDOM-3 clinical trial and initiat a second reduction in force of 95% of its remaining employees, respectively, on the carrying value of certain of its long-lived assets. The analysis resulted in the Company determining a triggering event had occurred in relation to the long-lived assets used primarily in the Company's CMC operations with a net book value of $4.7 million as of March 31, 2023. The net book value of these assets consisted of $3.9 million of equipment, $0.5 million of leasehold improvements and $0.3 million of furniture and fixtures. The Company obtained third-party quotes to assess the current fair value of these assets and determine if an impairment had occurred. The value determined from these quotes was $2.0 million, resulting in the Company recording a non-cash impairment expense of $2.7 million for the assets. The impairment amount was allocated $2.2 million to equipment, $0.3 million to leasehold improvements and $0.2 million to furniture and fixtures. The $2.7 million impairment has been recorded in restructuring costs in the accompanying statement of operations and comprehensive loss.

In July 2022, the Company received a notice from a third-party vendor indicating the decommissioning of its software platform. As a result, the Company recorded a $0.2 million non-cash impairment expense in research and development operating expense in the statement of operations and comprehensive loss for the year ended December 31, 2022.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and benefit costs	$3,200	$3,566
Research and development expenses	1,768	1,978
Professional fees, consulting and other	1,076	1,121
Total accrued expenses	$6,044	$6,665

As a result of the Company's initial reduction in force announced in February 2023, the Company recorded restructuring costs of $1.8 million in the accompanying statement of operations and comprehensive loss, related to severance and employee termination costs during the three months ended March 31, 2023. The Company made cash payments of $0.4 million during the three months ended March 31, 2023. The outstanding balance of $1.4 million is reflected in accrued expenses within the accompanying balance sheet and in compensation and benefit costs in the above as of March 31, 2023, respectively.

8. Commitments and Contingencies

Leases

The Company currently has four active lease agreements for office and laboratory space and related equipment. The Company's cell processing facility lease is located on the University of Louisville campus in Louisville, Kentucky (the “Louisville Lease”). This lease has a termination date in November 2023, with an option to extend for three additional one-year renewals at the Company’s discretion. In May 2020, the Company added additional office and laboratory space to the Louisville Lease. In March 2023, the Company entered into an amended lease agreement for the Louisville Lease that increased the successive one-year renewal terms from three to five and reduces the written notice period for the successive one-year renewals from six months in advance to three months in advance.

As of March 31, 2023, the Company reviewed the cumulative impact of its announcements in February, March and April of 2023 to discontinue its FREEDOM-1 and FREEDOM-2 clinical trials and initiate a reduction in force of 33% of its employees, pause enrollment in its FREEDOM-3 clinical trial and initiate a second reduction in force of 95% of its remaining employees, respectively, on its lease terms. Based on this analysis, the Company determined a triggering event had occurred and it is not reasonably certain to exercise its option to renew the Louisville Lease upon its original termination in November 2023. As a result of this determination, the Company remeasured the associated right-of-use asset and operating lease liability as of March 31, 2023. The Company prospectively modified the estimated useful lives of the existing leasehold improvements, which are included as a component of property and equipment, net on the accompanying balance sheet. These assets were subject to the non-cash impairment disclosed in Note 6 and the future depreciation expense is modified following the impairment allocation.

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

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of March 31, 2023, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued, are summarized as follows (in thousands):

Years Ending December 31,
2023	$700
2024	411
2025	232
Total lease payments	$1,343
Less: imputed interest	(71)
Present value of lease liabilities	$1,272

The Company incurred rent expense of $0.2 million for the three months ended March 31, 2023 and 2022.

The following table summarizes the operating lease term and discount rate as of March 31, 2023:

2023
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	6.9%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company incurred $0.1 million in expense in January 2023 related to an annual maintenance fee pursuant to the ULRF License Agreement for the year ended December 31, 2023. The Company incurred $0.1 million in expense in February 2022 related to an annual maintenance fee pursuant to the license agreement for the year ended December 31, 2022.

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

9. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of March 31, 2023, no undesignated preferred stock was outstanding.

Common Stock Reserved

The number of shares of common stock that have been reserved for outstanding stock-based awards granted and stock-based awards available for grant under the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”) and shares reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) are as follows:

	March 31,	December 31,
	2023	2022
Restricted stock related to early exercise of common stock options	119,323	158,154
Restricted stock units outstanding	1,951,358	1,144,994
Outstanding common stock options	6,587,665	6,264,898
Outstanding stock appreciation rights	1,000,000	—
Shares reserved for issuance under equity incentive plans	476,491	758,434
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,584,319	1,166,444
Total	11,719,156	9,492,924

10. Stock-Based Compensation

2021 Employee Stock Purchase Plan

On January 1, 2023, an additional 417,875 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2022, pursuant to the terms of the plan. The expense incurred under this plan for the three months ended March 31, 2023 and 2022 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

Equity Incentive Plans

On January 1, 2023 an additional 2,089,379 shares were added to the 2021 Plan, representing 5% of total common shares outstanding at December 31, 2022, pursuant to the terms of the plan.

As of March 31, 2023, 476,491 shares remained available for future grant under the 2021 Plan. 9,464,257 stock-based award units were outstanding under the 2021 Plan and 2018 Plan as of March 31, 2023.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors are presented as follows:

	Three months ended March 31,
	2023	2022
Fair value of common stock	$1.73	$7.58 - 16.56
Dividend yield	—%	—%
Volatility	90.4%	82.7% - 82.9%
Risk-free interest rate	3.46%	1.46% - 1.70%
Expected term (years)	5.5 - 6.25	6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2022	6,264,898	$6.92	8.43	$42
Granted	1,000,000	1.73
Exercised	(49,040)	0.94
Cancelled	(25,912)	6.06
Forfeited	(602,281)	7.06
Options outstanding—March 31, 2023	6,587,665	$6.17	8.41	$593
Options exercisable—March 31, 2023	2,567,969	$6.31	7.72

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Three months ended March 31,
	2023	2022
Weighted-average grant-date fair value per option of total options granted	$1.28	$6.49
Aggregate intrinsic value of stock options exercised	47	76

As of March 31, 2023, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $16.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Summary of Restricted Stock Unit Activity

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	1,144,994	$6.76
Granted	1,419,000	1.73
Vested	(192,832)	9.09
Forfeited	(419,804)	4.76
Outstanding at March 31, 2023	1,951,358	$3.26

As of March 31, 2023, total unrecognized compensation cost related to the unvested awards to employees is $6.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Appreciation Rights Valuation

The assumptions used to determine the fair values of stock appreciation right ("SAR") awards granted to employees and directors under the 2021 Plan are presented as follows:

Three months ended March 31,
2023
Fair value	$1.73
Dividend yield	—%
Volatility	90.8%
Risk-free interest rate	3.46%
Expected term (years)	4.0

Summary of Stock Appreciation Rights Activity

All SARs granted to date vest incrementally over two years. The Company’s SAR grant activity regarding employees is summarized as follows (in thousands excepts share and per share amounts):

	Number of SARs	Weighted- Average Exercise Price per SAR	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Outstanding—January 1, 2023	—	$—	—	$—
Granted	1,000,000	1.73
Exercised	—	—
Forfeited	—	—
Outstanding—March 31, 2023	1,000,000	$1.73	9.85	$150

As of March 31, 2023, total unrecognized compensation cost related to unvested awards to employees is $0.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development expense	$1,985	$1,276
General and administrative expense	1,674	921
Total	$3,659	$2,197

11. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	For the three months ended March 31,
	2023	2022
Net loss and net loss attributable to common stockholders	$(22,497)	$(18,259)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.45)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	41,796,830	40,980,213

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

	For the three months ended March 31,
	2023	2022
Options to purchase common stock	6,587,665	5,957,614
Restricted stock units	1,951,358	859,769
Restricted stock related to early exercise of options to purchase common stock	119,323	438,201
Stock appreciation rights	1,000,000	—
	9,658,346	7,255,584

12. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Current Company match contributions to the plan are made to employees who meet minimum service requirements in the amount of 100% of the first 3%, and 50% of the next 2% of employee contributions, subject to certain limitations. For the three months ended March 31, 2023 and 2022, the Company made contributions in the amount of $0.2 million and $0.1 million, respectively.

13. Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Reduction in Force

In April 2023, the Company announced the April Reduction in Force that is expected to result in the termination of approximately 95% of the Company's remaining workforce. The Company estimates that the April Reduction in Force will be substantially completed by May 2023.In connection with the April Reduction in Force, the following members of the Company’s executive team are leaving or have left the Company on the dates indicated: (i) Scott Requadt, President and Chief Executive Officer, effective May 26, 2023; (ii) Nancy Krieger, Chief Medical Officer, effective April 28, 2023; (iii) Michael Zdanowski, Chief Technology Officer, effective April 28, 2023; and (iv) Andrew Farnsworth, Chief Human Resources Officer, effective May 26, 2023. The Company plans to enter into a strategic advisory agreement with Mr. Requadt that will, among other things, provide compensation to him, in an amount and on terms yet to be determined.

On April 14, 2023, the Company and Mary Kay Fenton, the Company’s Chief Financial Officer, entered into a retention agreement (the “Retention Agreement”). Pursuant to the Retention Agreement, Ms. Fenton is eligible to receive a one-time cash retention bonus (the “Bonus”) from the Company in consideration for Ms. Fenton’s continued employment through and until the consummation of the Strategic Transaction (as defined in the Retention Agreement) or, in certain circumstances, upon liquidation or dissolution of the Company. The benefits provided to Ms. Fenton pursuant to the Retention Agreement are in addition to any payments she may become eligible for pursuant to the Company’s Amended and Restated Executive Severance and Change in Control Plan.

Affected employees were offered separation benefits, including severance payments. The Company estimates it will incur cash-based severance and other employee termination-related costs of approximately $5.8 million in the second quarter of 2023 related to the April Reduction in Force. The Company's estimates are subject to a number of assumptions, and actual costs may differ.

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

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, our IPO. Through March 31, 2023, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

In February 2023, we announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant ("LDKT") recipients. This decision was primarily attributable to the pace of enrollment and the associated timelines to critical milestones.

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

In April 2023, the Company announced the April Reduction in Force that is expected to result in the termination of approximately 95% of the Company's remaining workforce. The Company estimates that the April Reduction in Force will be substantially completed by May 2023.

We have incurred significant operating losses since inception. Our ability to generate revenue will depend heavily on the outcome of the strategic alternatives announced in February 2023 and/or whether we resume development of our product candidates, product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our current or future product candidates. Our net loss was $22.5 million for the three months ended March 31, 2023 and $73.9 million for year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $187.2 million. We expect to continue to incur net losses for the foreseeable future.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of our product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. In addition, we will incur substantial research and development costs and other expenditures if we should resume development of our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $165.8 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of March 31, 2023, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

In addition, upon execution of the ULRF License Agreement, we granted contingent equity consideration equal to 65,186 shares of common stock to ULRF. Pursuant to the ULRF License Agreement, on or prior to our first underwritten public offering or any transaction that is treated as a deemed liquidation event, we are required to either issue to ULRF the 65,186 shares in common stock or make a cash payment equal to the 65,186 shares of common stock multiplied by either the price per share of common stock in the underwritten public offering or by the price per share of common stock received in connection with such deemed liquidation event. Coincident with the completion of our IPO in May 2021, we issued to ULRF 48,889 shares of common stock in addition to $0.3 million in a cash payment to fully satisfy the contingent stock liability to ULRF.

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

The successful clinical development and subsequent commercialization of product candidates is highly uncertain and we are not certain if or when we may resume development of our product candidates. This is due to the numerous risks and uncertainties with product development and commercialization, including significant variations in our clinical development costs as well as the following factors:

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

Should we resume development of our product candidates, we may never succeed in obtaining regulatory approval for any of our current and future product candidates, including FCR001, and may obtain unexpected results from our clinical trials. Should we resume development of our product candidates, we may elect to again discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our preclinical and clinical product candidates. For example, should we resume development of our product candidates, if the FDA or another regulatory authority were to require us to conduct clinical trials for FCR001 beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of any preclinical studies or execution or enrollment in clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Should we resume development of our product candidates, we may never succeed in obtaining regulatory approval for any of our product candidates.

Prior to the suspension of the development of our product candidates in February 2023, research and development activities accounted for a significant portion of our operating expenses. We expect our research and development expenses to decrease in the near future as we have discontinued our FREEDOM-1 and FREEDOM-2 clinical trials and have voluntarily paused enrollment in our FREEDOM-3 clinical trial, pending the outcome of our review of strategic alternatives.

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

Restructuring Costs

Restructuring costs consist of severance, employee termination costs and asset impairment related to our long-lived assets used primarily in our chemistry, manufacturing and controls ("CMC") operations.

We anticipate that our restructuring costs may increase in the future as we continue our comprehensive review of strategic alternatives focused on maximizing stockholder value, which includes additional restructuring as disclosed in Note 13 of the accompanying financial statements.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income earned on cash reserves in our operating account and on our marketable securities and amortization expense and accretion income on our marketable securities.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Change
		(in thousands)
Operating expenses
Research and development	$13,415	$14,196	$(781)
General and administrative	6,182	4,218	1,964
Restructuring costs	4,481	—	4,481
Total operating expenses	24,078	18,414	5,664
Loss from operations	(24,078)	(18,414)	(5,664)
Interest and other income, net	1,581	155	1,426
Net loss	$(22,497)	$(18,259)	$(4,238)

Research and development expenses

	Three months ended March 31,
	2023	2022	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$3,340	$4,093	$(753)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,353	6,715	638
Facilities and other operating costs	2,722	3,388	(666)
Total research and development expenses	$13,415	$14,196	$(781)

Research and development expenses were $13.4 million for the three months ended March 31, 2023, compared to $14.2 million for the three months ended March 31, 2022. The decrease of $0.8 million was primarily due to:

•
An increase of $0.6 million in personnel costs primarily due to increased personnel in the first two months of the first quarter of 2023 as compared to 2022, necessary to conduct our FREEDOM-1 Phase 3 and FREEDOM-2 and FREEDOM-3 Phase 2 clinical trials, advance pre-clinical activities, including those related to our deceased donor program, and support medical affairs and patient recruitment activities. Such personnel costs include increases in stock-based compensation expense stemming from additional incentive equity grants;
•
A decrease of $0.8 million in FCR001 external clinical program expenses related to the discontinuation of our FREEDOM-1 Phase 3 clinical trial and FREEDOM-2 Phase 2 clinical trial in February 2023; and

•
A decrease of $0.7 million in other costs primarily due to a decrease in consulting, research collaborations, and other services related to the discontinuation of the FREEDOM-1 and FREEDOM-2 clinical trials in February 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Change
		(in thousands)
Personnel related (including stock-based compensation)	$3,417	$2,247	$1,170
Professional and consulting fees	1,086	562	524
Facility-related and other	1,679	1,409	270
Total general and administrative expenses	$6,182	$4,218	$1,964

General and administrative expenses were $6.2 million for the three months ended March 31, 2023 compared to $4.2 million for the three months ended March 31, 2022. The increase in general and administrative costs of $2.0 million was primarily due to:

•
An increase of $1.2 million in personnel costs primarily due to increased personnel in the first quarter of 2023 as compared to 2022 in our general and administrative functions as we continued to expand our operations to support the organization, which includes increased stock-based compensation expense stemming from additional incentive equity grants;
•
An increase of $0.5 million in professional and consulting fees related to an increase in legal fees as a result of our comprehensive review of strategic alternatives; and
•
An increase of $0.3 million in facility-related and other expenses primarily due to increased IT expenses stemming from increased cyber security measures and increased personnel in the first two months of the first quarter of 2023 as compared to 2022.

Restructuring Costs

Restructuring costs in the three months ended March 31, 2023 was comprised of a $2.7 million non-cash asset impairment related to long-lived assets used primarily in our CMC operations and $1.8 million in severance and employee termination costs related to our reduction in force announced in February 2023. We did not incur any restructuring costs in the three months ended March 31, 2022.

Other Income, Net

Other income, net in the three months ended March 31, 2023 was comprised of $1.3 million of net accretion income on our marketable securities and $0.3 million in interest income from our marketable securities and operating cash balance. Other income, net in the three months ended March 31, 2022 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through March 31, 2023, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which historically has consisted primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of March 31, 2023, we had cash and cash equivalents of $24.2 million and marketable securities of $141.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2023	2022	Change
		(in thousands)
Net cash used in operating activities	$(16,902)	$(16,280)	$(622)
Net cash provided by investing activities	27,410	20,427	6,983
Net cash provided by financing activities	46	30	16
Net increase (decrease) in cash and cash equivalents and restricted cash	$10,554	$4,177	$6,377

Cash Flow from Operating Activities

During the three months ended March 31, 2023, operating activities used $16.9 million of cash, due to our net loss of $22.5 million and $0.1 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $5.7 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $1.2 million decrease in accounts payable and accrued expenses related to payment of accrued compensation arrangements and legal fees and a $0.2 million decrease in our operating lease liability. These were offset by a $1.3 million decrease in prepaids and other current assets driven by amortization of annual subscriptions and insurance premiums in the quarter. Non-cash charges primarily consisted of $3.7 million of stock-based compensation expense and a $2.7 million long-lived asset impairment, offset by a net $0.7 million of depreciation on fixed assets, accretion of marketable securities and amortization of right-of-use assets.

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

Cash Flow from Investing Activities

During the three months ended March 31, 2023, investing activities provided $27.4 million of cash, due to maturities of marketable securities of $53.0 million, partially offset by purchases of marketable securities of $25.3 million and purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2022, investing activities provided $20.4 million of cash, due to maturities of marketable securities of $61.7 million, partially offset by purchases of marketable securities of $40.0 million and purchases of property and equipment of $1.3 million.

Cash Flow from Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was an immaterial amount primarily consisting of proceeds from exercise of stock options.

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

•
the outcome, success, timing and cost of any strategic transactions, business combinations or divestiture;
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

We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements for more than twelve months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic review process, including to the extent we identify and enter into any potential strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements.

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

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. There have been no changes to our process of determining external research and development expense accruals during the three months ended March 31, 2023.

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

For all stock-based awards granted ended after the closing of our IPO, we have not had to estimate the fair value of our common stock as it has been determined based on the quoted market price of our common stock. For the three months ended March 31, 2023, the quoted market price of our common stock was used in determining the fair value of our stock-based compensation awards and no other significant estimates were used in determining those amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $24.2 million and $13.7 million, respectively. As of March 31, 2023 and December 31, 2022, we had marketable securities of $141.6 million and $167.6 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We continue to monitor the impact of rising inflation on our business and do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and year ended December 31, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of March 31, 2023, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, in February 2023, we implemented a restructuring plan that included reducing our workforce by approximately one-third, with remaining employees focused at that time on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3, each pending the outcome of our review of strategic alternatives. In April 2023, we announced a further reduction in force (the "April Reduction in Force") that is expected to result in the termination of approximately 95% of our remaining workforce and possible divestiture of our CMC capabilities and FCR001 for use in scleroderma. We estimate that the April Reduction in Force will be substantially completed by May 2023. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On February 15, 2023, in connection with the evaluation of strategic alternatives and in order to extend its resources, the Board of Directors of the Company approved a restructuring plan (the "Plan") that includes reducing the Company’s workforce by approximately one-third, with remaining employees primarily focused on maintaining the Company’s cell therapy CMC capabilities and executing FREEDOM-3. In addition, the Plan includes a discontinuation of the Company’s FREEDOM-1 and FREEDOM-2 clinical development programs and further prioritization of the Company’s resources as it assesses strategic alternatives. In April 2023, the Company announced the April Reduction in Force that is expected to result in the termination of approximately 95% of the Company's workforce. The Company estimates that it will incur approximately $8.7 million for retention, severance and other employee termination-related costs in the first and second quarters of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

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

Risks Related to Our Business and Product Candidates

Risks Related to Clinical Development

Should we resume development of our product candidates, our business will substantially depend upon the successful development and regulatory approval of FCR001, our lead product candidate. If we are unable to obtain regulatory approval for FCR001, our business may be materially harmed.

We currently have no products approved for sale and have invested substantially all of our efforts and financial resources in the development of our Facilitated Allo-HSCT Therapy, specifically in our lead product candidate, FCR001. However, we have ceased development of our product candidates. There is an additive degree of risk to any development program that is paused because the time to restart the program and the associated expense may be longer and more costly than previously anticipated. It may also not be possible to restart the program altogether. Should we resume development of our product candidates, the successful development and ultimate regulatory approval of FCR001 for any potential indications will be critical to the future success of our business. We will need to raise sufficient funds for, and successfully resume and complete, our clinical development programs of FCR001 for severe autoimmune diseases or any additional indications.

There is no guarantee that any of our product candidates will proceed in clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all. Should we resume development of our product candidates the potential regulatory approval of FCR001 or any other product candidate we may develop is subject to a number of risks, including the following:

•	successful initiation and completion of clinical trials;

•	successful patient enrollment in clinical trials;

•	successful data from our clinical trials that supports an acceptable risk-benefit profile of our product candidates in the intended populations; and

•	receipt and maintenance of marketing approvals from applicable regulatory authorities.

Furthermore, negative results in the development of FCR001, such as the patient death in our FREEDOM-1 trial, may impact our ability to obtain regulatory approval of FCR001 for other current and potential indications since the underlying platform, manufacturing process, development process, and cell therapy is the same for all of our current programs in development. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct our other clinical programs. Specifically, in February 2023, we announced the termination of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001's ability to induce durable tolerance in LDKT recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones in those programs. In addition, in March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 clinical trial evaluating FCR001's ability to induce tolerance in diffuse systemic scleroderma. Should we resume clinical development of our product candidates, we may face enrollment challenges in our clinical trials, such as those faced in our LDKT trials.

In addition, because we have limited financial and personnel resources and have placed significant focus on the development of our lead product candidate and our current indications, we may forgo or delay pursuit of opportunities with other future product candidates and indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and other product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate or indication, we may relinquish valuable rights to those product candidates or indications through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates or indications.

Many of these risks are beyond our control, including the risks related to clinical development, our proprietary manufacturing process and the regulatory submission process. If we are unable to resume and complete development and receive regulatory approval for FCR001 for the indications we are developing it for, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Should we resume development of our product candidates, the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.

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

Should we resume development of our product candidates, our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

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

Should we resume development of our product candidates, delays or difficulties in the enrollment of patients in clinical trials would have a material adverse effect on our business.

In February 2023, we announced the termination of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001 in LDKT. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. In addition, in March 2023, pending the outcome of our review of strategic alternatives, we voluntarily paused enrollment in our FREEDOM-3 clinical trial in severe scleroderma. We may not be able to resume, initiate or continue clinical trials for our product candidate if we or a potential future sponsor are unable to locate and enroll a sufficient number of eligible patients to participate in these continuing trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because certain of our clinical trials are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates.

Furthermore, because we have historically investigated the treatment of complex indications that require specialized medical care by means of an HSCT procedure, which is itself a complex procedure performed by specialized physicians and treatment centers, we have faced inherent challenges in recruiting clinical trial sites to participate in our trials and to complete our trials on a timely basis. For example, in LDKT, each site that participated in our trials needed to identify a lead clinician from each of the solid organ transplant and HSCT departments, who are willing and able to coordinate closely on the care and follow-up of our patients. We have historically relied on our relationships with transplant centers of excellence to assist in identifying eligible patients and carrying out our clinical trials, and any inability to secure or deterioration of those relationships could impede our ability to successfully enroll patients in a timely manner, if at all.

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

While there are currently no FDA- or European Medicines Agency ("EMA") approved cell-based therapies for the indications we were targeting, other approved or commonly used drugs and therapies for our target diseases, such as nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that we also sought to address. For example, a number of third parties, such as Jasper Therapeutics, Inc., bluebird bio, Inc. and Magenta Therapeutics, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. A number of other companies are also seeking to decrease the incidence and severity of graft versus host disease (“GvHD”) in HSCT. If any of these endeavors prove to be successful, the anticipated advantages of our Facilitated Allo-HSCT Therapy in comparison to the then existing standard of care could be eliminated and the demand for our Facilitated Allo-HSCT Therapy could be materially impacted.

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

Should we resume development of our product candidates, delays in the clinical development or delays in or our ability to achieve regulatory approval, if at all, and commercialization of our product candidates, if approved, would have a material adverse effect on our business.

We may experience delays in our future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all, such as on account of the COVID-19 pandemic and its impact at clinical trials sites or on the third-party service providers on whom we rely. Should we resume development of our product candidates, clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

In addition, disruptions caused by the COVID-19 pandemic, including any current or future emerging variants of the virus, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a DSMB for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects including a suspected unexpected serious adverse reaction ("SUSAR"), such as the recent death of a patient in our FREEDOM-1 trial, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Risks Related to the Results of our Preclinical Studies and/or Clinical Trials

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Should we resume development of our product candidates, any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and earlier clinical trials does not ensure that later clinical trials will generate findings consistent with our earlier clinical trials, including adequate data to demonstrate the efficacy and safety of FCR001 or any of other product candidates we may develop. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, to date, results may not be replicated in subsequent trials, and we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of any product candidates we develop. Inaccuracies in our earlier clinical data and deviations from our clinical trial protocols can impact the integrity of those data, including safety data, and could impact the ability of those data to support regulatory approval. Additionally, certain of our clinical trial endpoints also may not be adequately powered in a particular subpopulation of our trial population. For example, our Phase 2 trial of FCR001 was a “single arm” trial for which there was no comparator arm to permit a comparison of our investigational therapy against standard of care treatment. Furthermore, all of our clinical trials conducted to date have been open-label trials. This means that both the patient and investigator know whether the patient is receiving our FCR001 therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. While we believe our trials utilized objective assessment measures for measuring our primary endpoints and therefore were unlikely to be influenced in any manner by patient or investigator bias, such trials may utilize secondary endpoint patient reported outcome measures, and it is unknown whether the open-label design will be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, which risk may be heightened in open-label trials where outcomes are subject to patient and investigator bias, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

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

Should we resume development of our product candidates, interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Should we resume development of our product candidates, we may announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from our clinical trials, from time to time, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, additional data from subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. For example, in June 2022, we announced interim results from our FREEDOM-1 Phase 3 clinical trial, including limited efficacy and safety data for the first seven patients dosed. Subsequently, in October 2022, we reported that one of the first seven patients, who had experienced GvHD symptoms that were treatment responsive and resolved in June 2022, had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death.

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

Risks Related to Potential Side Effects and the Safety and Efficacy Profile of our Product Candidates

Should we resume production of our product candidates, or associated conditioning regimens or treatment protocols, they may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

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

Should we resume development of our product candidates, if these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of our product candidates, it may be difficult to determine whether these complications were or were not related to our investigational therapy, and we may need to limit, delay or abandon our further clinical development of those product candidates, even if such events, effects or characteristics were potentially the result of HSCT, LDKT or related procedures generally, and not directly or specifically caused or exacerbated by our product candidates. All serious adverse events or unexpected side effects will be continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by our product candidates, we would follow the trial protocol’s requirements, which include certain pre-specified stopping requirements, and which call for our DSMB to review all available clinical data in making a recommendation regarding the trial’s continuation. However, there may be a failure by trial sites to effectively execute our clinical trial protocols, including during any long-term follow-up period for our clinical trials during the conduct of future clinical trials or following any product approval we may receive. In addition, HSCT is associated with an increased risk of cancer. Among the likely causes of this increased risk is the total body irradiation and high-dose chemotherapy used in myeloablative conditioning regimens. We believe non-myeloablative conditioning regimens have the potential to help obviate this increased risk, however, patients receiving Facilitated Allo-HSCT Therapy in clinical trials after non-myeloablative conditioning have developed cancer after transplant. For example, a patient, a lifelong smoker, in our Phase 2 clinical trial developed non-small cell carcinoma of the lung approximately four years after HSCT.

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

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of the affected product candidate, if resume development and are approved by applicable regulatory authorities.

If we resume development of our product candidates and our clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or otherwise produce negative results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

Risks Related to Combination Therapies

Should we resume development of our product candidates, we intend to develop FCR001, and potentially future product candidates, in other indications and in combination with other therapies, which exposes us to additional risks. Combination therapies and additional indications involve additional complexity and risk that could delay or cause our programs to stall or fail; development of such programs may be more costly, may take longer to achieve regulatory approval and may be associated with unanticipated adverse events.

Should we resume development of our product candidates, we intend to develop FCR001, and may develop future product candidates, for use in combination with nonmyeloablative conditioning and related conditioning drugs. Clinical development and commercialization of combination therapies involve additional complexity and risk, including without limitation, those involving drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. If we are unable to manage the additional complexities and risks of the development and commercialization of combination therapies, the development of FCR001 or any other product candidate could be delayed, halted or otherwise fail to receive or maintain approval and may be less successful commercially.

Should we resume development of our product candidates, we may develop FCR001 or related product candidates for a number of different indications, including solid organ transplant, severe autoimmune diseases and other severe disorders for which allo-HSCT has previously been observed to provide potential clinical benefit. Depending on the indication, patients may manifest a variety of differing co-morbidities, may be more or less vulnerable to our conditioning regimen, and may be more or less susceptible to certain severe adverse events or complications in the near or longer term, including cancer, infection, blood disorders and other life-threatening conditions. If any of these conditions or complications were to affect a patient who is participating in one of our clinical trials, it may be difficult or impossible to determine whether these adverse events or complications are related to the original or underlying condition or to our Facilitated Allo-HSCT Therapy. Given that our trials enroll a relatively small number of patients, even a small number of severe adverse events or serious complications could result in the delay or halt of development of our product candidates in one or more of our targeted indications.

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

We may not be able to maintain orphan drug designation for FCR001 or obtain orphan drug designation for our product candidates, or to obtain and maintain the benefits associated with orphan drug designation.

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

Even if we resume development of our product candidates and receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.

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

Should we resume development of our product candidates, the occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our products.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. Should we resume development of our product candidates, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Risks Related to Our Dependence on Third Parties

We have historically been dependent on a limited number of suppliers and, in some cases sole suppliers, for some of our components and materials used in our product candidates.

The manufacturing process for FCR001, like that of a number of other cell therapy companies, is characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of our product candidates. For example, like many other cell therapy companies, our manufacturing process for FCR001 depends on certain cell manipulation equipment and related reagents, all of which are available from Miltenyi Biotec ("Miltenyi") as the sole supplier.

We cannot be sure that our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that decides not to continue producing these materials for us. Additionally, during a public health emergency, there is a potential for certain manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or reagents for our product candidates for our clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with our commercial supply. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While we try to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of our business relationship. We also pursue multiple sources for the critical components of our manufacturing process, but there are, in general, relatively few alternative sources of supply for these components and we may not be successful in securing these additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if we rely upon a new supplier. Any disruption in supply from any supplier or manufacturing location, including as a result of or impact from the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. If we are required to switch to a replacement supplier, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

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

Our historical reliance on external suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

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

We have historically relied, and may in the future rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our clinical trials ourselves. As a result, we have historically been, and may in the future be, dependent on third parties to conduct any future clinical trials of our product candidates, including but not limited to governmental agencies and university laboratories, CMOs, CROs, distribution and supply (logistics) services organizations, contract testing organizations (“CTOs”), consultants or consultant organization with specialized knowledge-based expertise. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs, CTOs, and other third parties does not relieve us of our regulatory responsibilities. For example, we relied on a single third-party investigator to provide ongoing data from our Phase 2 clinical trial. We, our CROs and clinical sites are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs, and in particular, our single third-party investigator for our Phase 2 company-sponsored trial, or clinical trial sites fail to adhere to our clinical trial protocols or to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process. Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Further, the performance of our CROs has been, and may again in the future be interrupted by the COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. In August 2022, a software vendor, which is responsible for providing logistics support for apheresed material from the donor to our manufacturing facility and back to the clinical site, shutdown operations. As there are few alternative vendors providing similar services, we may be required to utilize a manual, paper-based chain of custody process that could add risk to our manufacturing process.

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

Risks Related to Manufacturing

Risks Related to our Manufacturing Facility

We currently operate our own manufacturing facility. Should we resume development of our product candidates, we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We operate our own dedicated cGMP cell processing facility, located on the campus of the University of Louisville, where we had manufactured our product candidates for our current and planned clinical trials. Although we had been operating our manufacturing facility, our operations remained subject to review and oversight by the FDA, and the FDA could object to our use of our manufacturing facility or the processes used therein.

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

In particular, our manufacturing facility, located on the Health Science Center campus of the University of Louisville, has supplied all of our clinical needs, and any damage or disruption to that facility could cause a loss of products or materials or otherwise adversely affect our ability to manufacture our current and any future product candidates in support of our clinical trials. It may require substantial lead time to repair, and we may not have control over such repairs. The property damage and business interruption insurance coverage on our facility that we maintain might not cover all losses under such circumstances, and we may not be able to renew or obtain such insurance in the future on acceptable terms with adequate coverage or at reasonable costs.

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

Our manufacturing process needs to comply with regulations relating to the quality and reliability of such processes. Should we resume development of our product candidates, any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals. Further, as our preclinical and clinical programs and the manufacture of our product candidates are dependent on human donor material, we are or could be subject to additional regulations and requirements.

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

In addition, our clinical programs and the manufacture of our product candidates have been dependent on human donor material. Procurement of certain human organs for transplantation is subject to the National Organ Transplant Act of 1984 (“NOTA”), which prohibits the acquisition, receipt, or transfer of any human organ for valuable consideration for use in human transplantation. We depend on third parties who arrange for living donor kidney transplants ("LDKT") to comply with applicable NOTA requirements and we do not know whether any failure by such third parties to comply with NOTA requirements could impact the integrity or usability of data in our clinical trials.

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

Risks Related to the Manufacturing of our Product Candidates

Our product candidates are uniquely manufactured for each patient, and should we resume development of our product candidates, we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities.

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

Should we resume development of our product candidates, our future success will depend on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements. Our inability to do so could have a material adverse effect on our business, financial condition, prospects and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures.

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

Should we resume development of our product candidates, they will require specific shipping, storage, handling and administration at the clinical sites, including cold-chain logistics, which could subject our product candidates to risk of loss or damage.

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

Risks Related to Our Intellectual Property

Risks Related to our Intellectual Property Licensed from ULRF

We depend on intellectual property licensed from the ULRF, and termination of this license could result in the loss of significant rights, which would materially harm our business.

We depend on the ULRF License for our intellectual property, data and know-how. The ULRF License imposes, and we expect that future license agreements will impose, various development, diligence, commercialization and other obligations on us. This license may be terminated upon certain conditions. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize our product candidate. In the future, we may also enter into additional license agreements that are material to the development of our product candidates.

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

Should we resume development of our clinical products, we may not be able to protect our intellectual property rights throughout the world.

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

Should we resume development of our product candidates, obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

As is common in the biotechnology and pharmaceutical industry, we have employed individuals who are or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In particular, our founder and former Senior Scientific Advisor, Suzanne T. Ildstad, MD, is the Jewish Hospital Distinguished Professor of Transplantation Research, Director of the Institute for Cellular Therapeutics, and a Professor in the Department of Surgery with associate appointments in the Departments of Physiology & Biophysics and Microbiology & Immunology at the University of Louisville School of Medicine. Our former Chief Technology Officer, Michael Zdanowski, and certain other employees or consultants were previously employed at Medeor Therapeutics, Inc., which is developing a cell therapy similar to ours. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Our Financial Condition and Capital Needs

We are a biotechnology company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant net losses for the foreseeable future, and may never achieve or maintain profitability.

We are a biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred net losses in each period since our inception. Since our inception, we have devoted substantially all of our resources to developing our product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $19.8 million for the three months ended March 31, 2023 and $73.9 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $184.5 million. We expect to continue to incur net losses for the foreseeable future, including costs associated with our review of strategic alternatives. These expenses could increase or change depending on the outcome of such review.

We anticipate that our expenses will increase substantially if and as we resume development of our product candidates, including if we:

•	resume conducting clinical trials for our product candidate, FCR001;

•	seek to identify additional product candidates and initiate research, preclinical and clinical development efforts for any future product candidates;

•	seek regulatory approvals for FCR001 or any future product candidates that successfully complete clinical development;

•	scale our in-house manufacturing process to address anticipated commercial needs;

•	seek to meet regulatory requirements for our in-house manufacturing process;

•	add operational, financial and management information systems and personnel, including personnel to help us comply with our obligations as a public company;

•	hire and retain additional personnel, such as clinical, quality control, scientific, manufacturing, commercial and administrative personnel, to support our product candidate development;

•	maintain, expand and protect our intellectual property portfolio;

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

Risks Related to Our Business, Growth and Industry

Risks Related to the COVID-19 Pandemic

Our business has been adversely affected by the COVID-19 pandemic, and could be further adversely affected by the effects this and other of public health epidemics in regions where we, or third parties on which we rely have significant research, development or production facilities, concentrations of clinical trial sites or other business operations.

Our business has been adversely affected by the COVID-19 pandemic, and could be further adversely affected by this and other public health epidemics in regions where we, and third parties on which we rely, such as CROs or suppliers, have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of those third-parties, and adversely affect our business. For example, enrollment in our Phase 3 FREEDOM-1 clinical trial, prior to being discontinued, consistently lagged both our original and revised enrollment projections, significantly limiting the data which we were able to report at periodic medical conferences. In November 2021, when we provided the first interim data in connection with the American Association of Nephrology meeting, we reported data on five dosed patients, only three of whom had met the three-month post-transplant milestone. We believe the COVID-19 pandemic significantly impacted the ability of our clinical trial sites to attract and enroll clinical trial subjects, which contributed to our decision to discontinue the clinical trial. Furthermore, the performance of our CROs may also be delayed or disrupted by the COVID-19 pandemic and current and future variants of the virus, including due to travel or quarantine policies, availabilities of staff, exposure of CRO staff to COVID-19 or re-prioritization of CRO resources as a result of the pandemic.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential further economic impact brought by, and the duration or reemergence of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Risks Related to Employees

Our recent reductions in force may negatively impact employee morale and productivity.

In connection with the evaluation of strategic alternatives that we announced in February 2023, and in order to extend our resources, we implemented a restructuring plan that included reducing our workforce by approximately one-third. In April 2023, we announced the April Reduction in Force that is expected to result in the termination of approximately 95% of our remaining workforce. We estimate that the April Reduction in Force will be substantially completed by May 2023. In order to retain remaining employees to evaluate and assist with the evaluation of strategic alternatives, we offered assurance of severance arrangements and retention benefits to a very limited number of remaining personnel. There can be no assurance that these programs will allow us to retain the personnel necessary to implement our strategic assessment plans.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	actual or anticipated variations in quarterly operating results;

•	the outcome of our evaluation of strategic alternatives;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or cell therapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	changes in the structure of health care payment systems;

•	general political and economic conditions, including impacts from the COVID-19 pandemic; and

•	other events or factors, many of which are beyond our control.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 64.0% of our outstanding voting common stock as of March 31, 2023. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Adverse developments involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. The Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money, including funds held in uninsured deposit accounts, after only one business day of closure. Similarly, on May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

We do not hold cash deposits or securities at SVB or FRB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

10.1*	Lease Agreement between the Registrant and the University of Louisville, dated as of November 1, 2018, as amended on July 1, 2019, February 1, 2020, May 15, 2020 and March 1, 2023

10.2	Retention Agreement between the Registrant and Mary Kay Fenton (incorporated by referenced to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-40384) Filed on April 14, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TALARIS THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Scott Requadt
Scott Requadt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)