Form 10-Q
period 2023-06-30
Talaris Therapeutics, Inc.
filed 2023-08-14
CIK 1827506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 42,764,165 shares of common stock, $0.0001 par value per share, outstanding.

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The principal risks and uncertainties affecting our business include the following:

•
We may fail to complete, or there may be delays in completing, the proposed Merger with Tourmaline Bio that may materially and adversely affect our operations, business, financial results and/or stock price.
•
If the Merger or another strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
•
Even if we are successful in completing the Merger or a strategic transaction, we may be exposed to other operational and financial risks.
•
If we do not complete the Merger, we may face substantial competition for attractive counterparties for any proposed strategic transactions.
•
We have never paid, and other than in connection with the Merger, do not intend to pay any cash dividends in the foreseeable future.
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
•
Should we resume development of a biopharmaceutical candidate, our business will substantially depend upon the successful development and regulatory approval of a biopharmaceutical candidate. If we are unable to obtain regulatory approval of a biopharmaceutical candidate, our business may be materially harmed.
•
We are a biotechnology company and we have incurred net losses since our inception. We anticipate that we will continue to incur significant net losses for the foreseeable future and may never achieve or maintain profitability.
•
We have not yet completed any registrational trials and have no history of commercializing products, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
•
Our product candidates represent a novel therapeutic approach that could result in heightened regulatory scrutiny. The regulatory landscape that applies to biopharmaceutical candidates is rigorous, complex, uncertain and subject to change.
•
Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Should we resume development of a biopharmaceutical candidate, the inability to successfully and timely conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
•
Should we resume development of a biopharmaceutical candidate, delays or difficulties in the enrollment of patients in clinical trials, would have a material adverse effect on our business.
•
The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Should we resume development of a biopharmaceutical candidate, any product candidate we advance into clinical trials, may not have favorable efficacy or safety in later clinical trials or receive regulatory approval.
•
Interim, “top line” or preliminary data from our clinical trials that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Should we resume production of a biopharmaceutical candidate, or associated conditioning regimens or treatment protocols, they may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.
•
Even if we resume development of a biopharmaceutical candidate and receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.
•
Should we resume development of a biopharmaceutical candidate, we may fail to successfully operate our manufacturing facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
•
If our manufacturing facility is damaged or destroyed or production at our manufacturing facility is otherwise interrupted, our business would be negatively affected.
•
We have historically been dependent on a limited number of suppliers and, in some cases sole suppliers, for some of our components and materials used in our development process.
•
We have historically relied and may in the future rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•
As we do not have in-house research capabilities, we will depend on intellectual property licensed from third parties, and termination of any such licenses could result in the loss of significant rights, which would materially harm our business.

•
Should we resume development of a biopharmaceutical candidate, we expect such product candidates to be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
•
Should we resume development of a biopharmaceutical candidate, we may be unable to obtain and maintain sufficient intellectual property protection for our product candidates and manufacturing process. If the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize such product candidates successfully and to compete effectively may be adversely affected.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

•
our ability to consummate the proposed Merger with Tourmaline Bio;
•
our expectations regarding the safety or efficacy profile of potential biopharmaceutical product candidates;
•
our ability to advance any product candidate into or successfully complete any clinical trial;
•
our ability to obtain regulatory approval for any of biopharmaceutical product candidates;
•
our ability to successfully manufacture biopharmaceutical product candidates for future clinical trials or for commercial use, if approved;
•
the ability to license additional intellectual property relating to any future product candidates;
•
our ability to commercialize products in light of the intellectual property rights of others;
•
the success of competing therapies that are or become available;
•
our ability to obtain funding for our operations;
•
the commercialization of any biopharmaceutical product candidates, if approved;
•
our plans to research, develop and commercialize any biopharmaceutical product candidates;
•
future agreements with third parties in connection with the development or commercialization of any biopharmaceutical product candidates and any other approved product;
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
•
the impact of laws and regulations; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for any biopharmaceutical product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALARIS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,351	$13,670
Marketable securities	133,901	167,612
Prepaid and other current assets	3,955	4,331
Total current assets	156,207	185,613
Property and equipment, net	226	5,348
Assets held for sale	1,500	—
Right-of-use assets	827	2,643
Restricted cash	250	—
Other assets	111	111
Total assets	$159,121	$193,715
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,934	$3,887
Accrued expenses	6,349	6,665
Lease liability, current	601	910
Other current liabilities	250	—
Total current liabilities	10,134	11,462
Share repurchase liability	119	208
Other liabilities	11	16
Lease liability, net of current	425	1,974
Total liabilities	10,689	13,660
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 140,000,000 shares authorized and 42,550,502 issued and outstanding and 10,000,000 non-voting shares authorized as of June 30, 2023 and 140,000,000 shares authorized and 41,629,426 issued and outstanding and 10,000,000 non-voting shares authorized as of December 31, 2022	4	4
Additional paid-in-capital	350,618	345,513
Accumulated deficit	(201,976)	(164,741)
Accumulated other comprehensive loss	(214)	(721)
Total stockholders’ equity	148,432	180,055
Total liabilities and stockholders’ equity	$159,121	$193,715

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$4,088	$13,187	$17,503	$27,383
General and administrative	6,026	5,228	12,208	9,446
Restructuring costs	6,388	—	10,869	—
Total operating expenses	16,502	18,415	40,580	36,829
Loss from operations	(16,502)	(18,415)	(40,580)	(36,829)
Interest and other income (expense), net	1,764	319	3,345	474
Net loss	$(14,738)	$(18,096)	$(37,235)	$(36,355)
Unrealized gain (loss) on marketable securities	85	(217)	507	(1,065)
Total comprehensive loss	$(14,653)	$(18,313)	$(36,728)	$(37,420)
Net loss	$(14,738)	$(18,096)	$(37,235)	$(36,355)
Net loss per common share, basic and diluted	(0.35)	(0.44)	(0.89)	(0.89)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	42,171,841	41,088,085	41,985,372	41,034,447

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Outstanding Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2021	40,913,049	$4	$333,730	$(90,847)	$(78)	242,809
Issuance of common stock upon exercise of stock options	110,819	—	131	—	—	131
Stock-based compensation expense	—	—	2,197	—	—	2,197
Net loss	—	—	—	(18,259)	—	(18,259)
Unrealized gain on marketable securities	—	—	—	—	(848)	(848)
Balance at March 31, 2022	41,023,868	4	336,058	(109,106)	(926)	226,030
Issuance of common stock upon exercise of stock options	101,851	—	102	—	—	102
Issuance of common stock under 2021 employee stock purchase plan	20,162	—	77	—	—	77
Stock-based compensation expense	—	—	2,846	—	—	2,846
Net loss	—	—	—	(18,096)	—	(18,096)
Unrealized gain on marketable securities	—	—	—	—	(217)	(217)
Balance at June 30, 2022	41,145,881	$4	$339,083	$(127,202)	$(1,143)	$210,742

Balance at December 31, 2022	41,629,426	$4	$345,513	$(164,741)	$(721)	$180,055
Issuance of common stock upon exercise of stock options	87,781	—	92	—	—	92
Vesting of restricted stock units	192,832	—		—	—	—
Stock-based compensation expense	—	—	3,659	—	—	3,659
Net loss	—	—	—	(22,497)	—	(22,497)
Unrealized loss on marketable securities	—	—	—	—	422	422
Balance at March 31, 2023	41,910,039	4	349,264	(187,238)	(299)	161,731
Issuance of common stock upon exercise of stock options	179,752	—	177	—	—	177
Vesting of restricted stock units	457,489	—	—	—	—	—
Issuance of common stock under 2021 employee stock purchase plan	3,222	—	3	—	—	3
Stock-based compensation expense	—	—	1,174	—	—	1,174
Net loss	—	—	—	(14,738)	—	(14,738)
Unrealized loss on marketable securities	—	—	—	—	85	85
Balance at June 30, 2023	42,550,502	$4	$350,618	$(201,976)	$(214)	$148,432

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,235)	$(36,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	655
Accretion and amortization of marketable securities, net	(2,652)	(92)
Amortization of right-of-use assets	428	384
Stock-based compensation expense	4,833	5,043
Asset impairment	3,424	—
Loss on disposal of assets	129	—
Changes in operating assets and liabilities:
Prepaid and other current assets	376	(2,382)
Other assets	—	(7)
Accounts payable	(827)	(84)
Accrued expenses	(305)	(553)
Other current liabilities	250	—
Operating lease liability	(469)	(262)
Other liabilities	(5)	93
Net cash used in operating activities	(31,581)	(33,560)
Cash flows from investing activities:
Purchases of property and equipment	(541)	(2,433)
Purchases of marketable securities	(74,630)	(87,983)
Maturities of marketable securities	111,500	130,771
Net cash provided by (used in) investing activities	36,329	40,355
Cash flows from financing activities:
Proceeds from exercise of stock options	185	32
Payment for repurchase of forfeited restricted stock	(5)	—
Proceeds from issuance of common stock under 2021 employee stock purchase plan	3	77
Net cash provided by financing activities	183	109
Net increase in cash, cash equivalents and restricted cash	4,931	6,904
Cash, cash equivalents and restricted cash at beginning of period	13,670	18,614
Cash, cash equivalents and restricted cash at end of period	$18,601	$25,518
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$9	$174
Decrease in right-of-use asset and operating lease liabilities due to remeasurement	$1,388	$—
Reconciliation of cash, cash equivalents and restricted cash reported within the balance sheet:
Cash and cash equivalents, end of period	$18,351	$25,518
Restricted cash	250	—
Cash, cash equivalents and restricted cash, end of period	$18,601	$25,518

The accompanying notes are an integral part of these financial statements.

TALARIS THERAPEUTICS, INC

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Liquidity

Talaris Therapeutics, Inc. (“Talaris” or the “Company”) is a cell therapy company that was previously focused on developing an innovative method of allogeneic hematopoietic stem cell transplantation (“allo-HSCT”), called Facilitated Allo-HSCT Therapy. The Company maintains corporate offices in Boston, Massachusetts, a laboratory in Houston, Texas and its cell processing facility in Louisville, Kentucky.

In February 2023, the Company announced the discontinuation of our FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001’s ability to induce durable tolerance in living donor kidney transplant recipients. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. The Company also announced a restructuring plan that resulted in the reduction in its workforce by 33% (the "Initial Reduction in Force"). The Company also announced a comprehensive review of strategic alternatives focused on maximizing shareholder value, including, but not limited to, a reverse merger and/or a divestiture of the Company's cell therapy chemistry, manufacturing and controls ("CMC") capabilities.

In March 2023, pending the outcome of the Company's review of strategic alternatives, the Company voluntarily paused enrollment in the FREEDOM-3 Phase 2 clinical trial evaluating FCR001's ability to induce tolerance in diffuse systemic scleroderma, a severe autoimmune disease, while continuing to evaluate patients for potential future enrollment.

In April 2023, the Company’s Board of Directors approved, and the Company announced a further reduction in force (the “April Reduction in Force”) that resulted in the termination of approximately 80 additional employees, or approximately 95% of the Company’s remaining workforce. The April Reduction in Force was substantially completed in the second quarter of 2023.

On June 22, 2023, following a comprehensive review of strategic alternatives, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tourmaline Bio, Inc. (“Tourmaline”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Tourmaline, with Tourmaline surviving as a wholly-owned subsidiary of the Company (the “Merger”). The Merger was unanimously approved by Company’s board of directors, and the Company’s board of directors resolved to recommend approval of the Merger to the Company’s stockholders. The closing of the Merger is subject to approval by the Company’s and Tourmaline’s stockholders, as well as other customary closing conditions. If the Merger is completed, the business of Tourmaline will continue as the business of the combined company (see Note 14).

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that the Company does not complete the Merger, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue dissolution and liquidation of the Company.

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

Liquidity and Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred a net loss of $37.2 million and $73.9 million, respectively, and used $31.6 million and $60.9 million in cash for operations, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $202.0 million. The Company expects to continue to generate operating losses and negative cash flows for the foreseeable future.

The Company currently expects the cash and cash equivalents of $18.4 million and marketable securities of $133.9 million as of June 30, 2023, will be sufficient to fund its operating expenses and capital requirements for more than twelve months from the date the financial statements are available to be issued. However, due to consideration of certain qualitative factors, including the discontinuation of all clinical trials, CMC operations and research activities, as well as workforce reduction of all but a few custodial employees, the Company has concluded there is substantial doubt regarding the ability to continue as a going concern for more than twelve months from the date that the financial statements are available to be issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not currently expect to progress any product candidate through clinical trials or commercial approval and it does not currently expect to generate any revenue from product sales. The Company expects to continue to incur costs and expenditures in connection with the process of consummating the Merger. There can be no assurance, however, that the Company will be able to successfully consummate the Merger or any other strategic transaction. The process of evaluating and executing strategic options is very costly, time-consuming and complex and the Company has incurred, and may in the future incur, significant costs related to this process, such as legal, accounting and advisory fees and expenses and other related charges.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted primarily of checking and savings deposits, money market fund holdings, and commercial paper.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined a triggering event had occurred as of June 30, 2023 indicating the carrying amount of certain assets may not be recoverable. For additional disclosures regarding the $3.4 million non-cash impairment charge and accompanying analysis, refer to Note 6. During the year ended December 31, 2022, the Company recorded a $0.2 million non-cash impairment charge.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. The Company had no significant uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

Comprehensive Loss

Comprehensive loss represents net loss for the period plus the results of certain other changes in stockholders’ equity. The Company’s comprehensive loss included unrealized gains related to marketable securities for the six months ended June 30, 2023 and 2022.

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

3. Fair Value of Financial Assets

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$17,851	$17,851	$—	$—
Marketable securities	133,901	7,754	126,147	—
Total financial assets measured at fair value	$151,752	$25,605	$126,147	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Money market funds (cash equivalents)	$12,309	$12,309	$—	$—
Marketable securities	167,612	31,718	135,894	—
Total financial assets measured at fair value	$179,921	$44,027	$135,894	$—

4. Marketable Securities

The fair value of the Company’s marketable securities as of June 30, 2023 and December 31, 2022 is based on level 1 and level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2023 and the year ended December 31, 2022. The Company has assessed U.S. government treasuries as level 1 and all other marketable securities as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available-for-sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive loss.

As of June 30, 2023 and December 31, 2022, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$87,847	$6	$(125)	$87,728
Government and agency securities	46,268	14	(109)	46,173
Total	$134,115	$20	$(234)	$133,901

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial paper	$119,313	$19	$(365)	$118,967
Corporate debt securities	43,016	—	(368)	42,648
Government and agency securities	6,004	—	(7)	5,997
Total	$168,333	$19	$(740)	$167,612

The aggregate fair value of available-for-sale securities in an unrealized loss position as of June 30, 2023 was $90.3 million. The Company has reviewed its portfolio of available-for-sale debt securities and determined that the decline in fair value below cost did not result from credit-loss related factors. As such, no allowance for credit losses was recorded as of June 30, 2023.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$1,672	$1,037
Prepaid research and development expenses	955	2,426
Other current assets	1,328	868
Total prepaid and other current assets	$3,955	$4,331

6. Property and Equipment, Net and Assets Held for Sale

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Equipment	$—	$6,562
Leasehold improvements	31	1,191
Computer equipment	335	859
Furniture and fixtures	262	674
Construction in progress	—	242
Total property and equipment	628	9,528
Less accumulated depreciation	(402)	(4,180)
Property and equipment, net	$226	$5,348

Depreciation expense was $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.4 and $0.7 million for the three and six months ended June 30, 2022, respectively.

The Company reviewed the cumulative impact of its announcements in February, March and April of 2023 to discontinue its FREEDOM-1 and FREEDOM-2 clinical trials and initiate a reduction in force of 33% of its employees, pause enrollment in its FREEDOM-3 clinical trial and initiate a second reduction in force of 95% of its remaining employees, respectively, on the carrying value of certain of its long-lived assets. The analysis resulted in the Company determining a triggering event had occurred in relation to the long-lived assets used primarily in the Company's CMC operations with a net book value of $4.7 million. The net book value of these assets consisted of $3.9 million of equipment, $0.5 million of leasehold improvements and $0.3 million of furniture and fixtures. The Company obtained third-party quotes to assess the current fair value of these assets and determine if an impairment had occurred. The value determined from these quotes was $2.0 million, resulting in the Company recording a non-cash impairment expense of $2.7 million for the assets, during the period ended March 31, 2023. The impairment amount was allocated $2.2 million to equipment, $0.3 million to leasehold improvements and $0.2 million to furniture and fixtures.

In April 2023, the Company committed to a plan to sell it long-lived assets used primarily in its CMC operations and therefore classified such assets as assets held for sale on the accompanying balance sheet as of June 30, 2023. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. In May 2023, the Company evaluated the fair value, less costs to sell, of its assets held for sale in connection with a potential sale and determined that an impairment had occurred. The Company recorded a non-cash impairment expense of $0.5 million. The Company received a cash deposit of $0.3 million in connection with the potential sale of its assets held for sale, which is recorded as restricted cash and other current liabilities on the accompanying balance sheet as of June 30, 2023.

In June 2023 the Company reviewed the impact of its asset purchase agreement with ImmunoFree, Inc. ("ImmunoFree") on the carrying value of certain long-lived assets (see Note 15). The analysis resulted in the Company determining a triggering event had occurred in relation to computer equipment with a net book value of $0.2 million. The Company determined the assets had no carrying value and recorded a non-cash impairment charge of $0.2 million.

7. Restructuring Costs

In February 2023, after a review of the Company’s business, programs, resources and capabilities, including anticipated costs and timelines, the Company announced the decision to discontinue its FREEDOM-1 and FREEDOM-2 clinical trials and to conduct a comprehensive review of strategic alternatives.

The Company announced a restructuring plan that resulted in the Initial Reduction in Force and the April Reduction in Force, which were substantially completed as of June 30, 2023. During the three and six months ended June 30, 2023, the Company recorded restructuring costs of $5.7 million and $7.4 million, respectively, related to severance, employee termination, and retention costs.

Restructuring costs also included impairment expense of $0.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively (see Note 6).

The Company's restructuring liability, which is included in accrued compensation and benefit costs (see Note 8), consisted of the following (in thousands):

	Employee-Related Costs
	Three months ended June 30, 2023	Six months ended June 30, 2023
Accrued restructuring balance at beginning of period	$1,327	$—
Expenses incurred	5,677	7,446
Payments	(3,742)	(4,184)
Accrued restructuring balance at June 30, 2023	$3,262	$3,262

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and benefit costs	$3,376	$3,566
Research and development expenses	1,474	1,978
Professional fees, consulting and other	1,499	1,121
Total accrued expenses	$6,349	$6,665

9. Commitments and Contingencies

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

The Company reviewed the cumulative impact of its announcements in February, March and April of 2023 to discontinue its FREEDOM-1 and FREEDOM-2 clinical trials and initiate a reduction in force of 33% of its employees, pause enrollment in its FREEDOM-3 clinical trial and initiate a second reduction in force of 95% of its remaining employees, respectively, on its lease terms. Based on this analysis, the Company determined a triggering event had occurred and it is not reasonably certain to exercise its option to renew the Louisville Lease upon its original termination in November 2023. As a result of this determination, the Company remeasured the associated right-of-use asset and operating lease liability. The Company prospectively modified the estimated useful lives of the existing leasehold improvements, which are included as a component of property and equipment, net on the accompanying balance sheet. These assets were subject to the non-cash impairment disclosed in Note 6 and the future depreciation expense is modified following the impairment allocation.

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

The future minimum rent payments relating to all four of the Company’s ongoing facility operating leases under the terms and conditions existing as of June 30, 2023, as well as amendments the Company has entered into between the date of these financial statements and the date they were available to be issued, are summarized as follows (in thousands):

Years Ending December 31,
2023	$434
2024	411
2025	260
2026 and beyond	—
Total lease payments	$1,105
Less: imputed interest	(79)
Present value of lease liabilities	$1,026

The Company incurred rent expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for three months ended June 30, 2022, respectively.

The following table summarizes the operating lease term and discount rate as of June 30, 2023:

As of June 30, 2023
Weighted-average remaining lease term (years)	1.8
Weighted-average discount rate	6.8%

Cash paid for amounts included in the measurement of the Company's operating lease liability was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three months ended June 30, 2022, respectively.

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

In connection with the transaction with ImmunoFree, the ULRF License Agreement relating to FCR001 was terminated, conditioned upon the license of Talaris' rights under the ULRF License Agreement to ImmunoFree.

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

10. Common Stock

Common Stock

On April 30, 2021, the Company’s stockholders approved the third amended and restated certificate of incorporation of the Company, which included the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001, authorization of 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. As of June 30, 2023, no undesignated preferred stock was outstanding.

Common Stock Reserved

The number of shares of common stock that have been reserved for outstanding stock-based awards granted and stock-based awards available for grant under the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan”) and shares reserved for issuance under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) are as follows:

	June 30,	December 31,
	2023	2022
Restricted stock related to early exercise of common stock options	82,505	158,154
Restricted stock units outstanding	720,157	1,144,994
Outstanding common stock options	5,728,727	6,264,898
Outstanding stock appreciation rights	1,000,000	—
Shares reserved for issuance under equity incentive plans	1,966,616	758,434
Shares reserved for issuance under the 2021 Employee Stock Purchase Plan	1,581,097	1,166,444
Total	11,079,102	9,492,924

11. Stock-Based Compensation

2021 Employee Stock Purchase Plan

On January 1, 2023, an additional 417,875 shares were added to the 2021 ESPP, representing 1% of total common shares outstanding at December 31, 2022, pursuant to the terms of the plan. The expense incurred under this plan for the six months ended June 30, 2023 and 2022 was immaterial to the financial statements. The amounts have been included in the total stock-based compensation line items in the accompanying financial statements and disclosures.

Equity Incentive Plans

On January 1, 2023 an additional 2,089,379 shares were added to the 2021 Plan, representing 5% of total common shares outstanding at December 31, 2022, pursuant to the terms of the plan.

As of June 30, 2023, 1,966,616 shares remained available for future grant under the 2021 Plan. 7,374,118 stock-based award units were outstanding under the 2021 Plan and 2018 Plan as of June 30, 2023.

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

Stock Option Valuation

The assumptions used to determine the fair values of stock options granted to employees and directors are presented as follows:

Six months ended June 30,
	2023	2022
Fair value of common stock	$1.73 - $2.54	$6.54 - $16.56
Dividend yield	—%	—%
Volatility	90.36% - 91.64%	82.49% - 86.69%
Risk-free interest rate	3.46% - 3.98%	1.46% - 3.08%
Expected term (years)	5.50 - 6.25	5.50 - 6.25

Summary of Option Activity

The Company’s stock option activity regarding employees, directors, and nonemployees is summarized as follows (in thousands excepts share and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Options outstanding—December 31, 2022	6,264,898	$6.92	8.43	$42
Granted	1,184,500	1.86
Exercised	(197,078)	0.94
Cancelled	(244,786)	8.15
Forfeited	(1,278,807)	6.97
Options outstanding—June 30, 2023	5,728,727	$6.02	8.23	$2,009
Options exercisable—June 30, 2023	2,871,893	$6.11	7.81

Additional information with regard to stock option activity involving employees and directors is as follows (in thousands except per share amounts):

	Six months ended June 30,
	2023	2022
Weighted-average grant-date fair value per option of total options granted	$1.37	$6.40
Aggregate intrinsic value of stock options exercised	329	89

As of June 30, 2023, total unrecognized compensation cost related to the unvested awards to employees, directors, and nonemployees is $2.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Summary of Restricted Stock Unit Activity

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest (i) annually in four equal installments on the grant anniversary or (ii) incrementally over two years. The following table summarizes the Company’s RSU activity for the three months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2022	1,144,994	$6.76
Granted	1,419,000	1.73
Vested	(650,321)	3.93
Forfeited	(1,193,516)	3.89
Outstanding at June 30, 2023	720,157	$4.16

As of June 30, 2023, total unrecognized compensation cost related to the unvested awards to employees is $0.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Appreciation Rights Valuation

The assumptions used to determine the fair values of stock appreciation right ("SAR") awards granted to employees and directors under the 2021 Plan are presented as follows:

Six months ended June 30,
2023
Fair value of common stock	$1.73
Dividend yield	—%
Volatility	90.83%
Risk-free interest rate	3.46%
Expected term (years)	4.0

Summary of Stock Appreciation Rights Activity

All SARs granted to date vest incrementally over two years. The Company’s SAR grant activity regarding employees is summarized as follows (in thousands excepts share and per share amounts):

	Number of SARs	Weighted- Average Exercise Price per SAR	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Outstanding—January 1, 2023	—	$—	—	$—
Granted	1,000,000	1.73
Exercised	—	—
Forfeited	—	—
Outstanding—June 30, 2023	1,000,000	$1.73	9.60	$1,310
Exercisable—June 30, 2023	258,332	$1.73	9.60

As of June 30, 2023, total unrecognized compensation cost related to unvested awards to employees is $0.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense regarding its employees, directors, and nonemployees as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development expense	$(169)	$1,703	$1,816	$2,979
General and administrative expense	1,343	1,143	3,017	2,064
Total	$1,174	$2,846	$4,833	$5,043

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss and net loss attributable to common stockholders	$(14,738)	$(18,096)	$(37,235)	$(36,355)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.44)	$(0.89)	$(0.89)
Weighted average number of common shares outstanding used in computation of net loss per common share, basic and diluted	42,171,841	41,088,085	41,985,372	41,034,447

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

	Six months ended June 30,
	2023	2022
Options to purchase common stock	5,728,727	6,178,773
Restricted stock units	720,157	860,263
Restricted stock related to early exercise of options to purchase common stock	82,505	338,064
Stock appreciation rights	1,000,000	—
	6,531,389	7,377,100

13. Defined Contribution Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Current Company match contributions to the plan are made to employees who meet minimum service requirements in the amount of 100% of the first 3%, and 50% of the next 2% of employee contributions, subject to certain limitations. The Company made contributions in the amount of $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

14. Merger Agreement

On June 22, 2023, following a comprehensive review of strategic alternatives, the Company entered into the Merger Agreement with Tourmaline pursuant to which a wholly-owned subsidiary of the Company will merge with and into Tourmaline, with Tourmaline surviving as a wholly-owned subsidiary of the Company. The Merger was unanimously approved by the Company’s board of directors, and the Company’s board of directors resolved to recommend approval of the Merger to the Company’s stockholders. In connection with the closing of the Merger, Talaris expects to declare a cash dividend to the pre-Merger Talaris stockholders. The aggregate amount of the special cash dividend will not exceed an amount equal to (a) $67.5 million, minus (b) the Aggregate Cash Amount (as defined in the Merger Agreement).

The closing of the Merger is subject to approval by the Company’s and Tourmaline’s stockholders as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the transaction and Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the transaction. If the Company is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Tourmaline will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of the Company and Tourmaline. Under certain circumstances detailed in the Merger Agreement, the Company could be required to pay Tourmaline a termination fee of $5.0 million or Tourmaline could be required to pay the Company a termination fee of $7.1 million. In addition, in certain circumstances upon the termination of the Merger Agreement, the Company could be required to pay the costs and expenses of Tourmaline in an amount not to exceed $0.5 million, or Tourmaline could be required to pay the Company’s costs and expenses in an amount not to exceed $0.5 million.

If the Merger is completed, the business of Tourmaline will continue as the business of the combined company.

15. Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Asset Sale

In July 2023, the Company entered into an asset purchase agreement with ImmunoFree, effective July 1, 2023. Pursuant to the terms of the asset purchase agreement, Talaris sold certain clinical data and intellectual property related to FCR001 for approximately $2.2 million, including a combination of cash consideration, reimbursement of certain expenses and assumption of all current and future clinical wind-down liabilities. In connection with this agreement, the Company relinquished its rights under the ULRF License Agreement in order to allow ImmunoFree to license such rights to FCR001 from ULRF.

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

Overview

We are a cell therapy company that was focused on developing an innovative method of allogeneic hematopoietic stem cell transplantation ("allo-HSCT") that we believe has the potential to transform the standard of care in solid organ transplantation, certain severe autoimmune diseases and certain severe blood, immune and metabolic disorders. In the organ transplant setting, which was our initial focus, we believe our proprietary therapeutic approach, which we call "Facilitated Allo-HSCT Therapy", could prevent organ rejection without the morbidity and mortality that has been associated with the use of lifelong immunosuppression. Beyond the organ transplant setting, we believe that our Facilitated Allo-HSCT Therapy also has the potential to treat a range of severe blood, immune and metabolic disorders, in each case with potential for similar outcomes to what has previously been observed with HSCT, while mitigating the toxicities, morbidities and extended hospital stay associated with the fully myeloablative conditioning typically required by HSCT. We believe that these indications, individually and collectively, represent a significant unmet need and commercial opportunity.

We were incorporated as Regenerex, Inc. in 2018 under the laws of the State of Delaware, having converted from a limited liability company under the name Regenerex LLC. In 2019, we changed our corporate name from Regenerex, Inc. to Talaris Therapeutics, Inc.

Since our inception, we have devoted substantially all of our resources to developing our lead product candidate, FCR001, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of convertible preferred stock, payments under a former research collaboration with Novartis, Inc., research grants and most recently, our IPO. Through June 30, 2023, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

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

In April 2023, the Company announced the April Reduction in Force that is expected to result in the termination of approximately 95% of the Company's remaining workforce. The workforce reductions were substantially completed as of June 30, 2023.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on June 22, 2023, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with Tourmaline, pursuant to which our wholly-owned subsidiary will merge with and into Tourmaline, with Tourmaline surviving as our wholly-owned subsidiary. The Merger was unanimously approved by our board of directors, and the board resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval by our and Tourmaline’s stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission (“SEC”), in connection with the transaction and Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the transaction. If the Merger is completed, the business of Tourmaline will continue as the business of the combined company.

Concurrently with the execution of the Merger Agreement, certain new and existing investors of Tourmaline entered into a securities purchase agreement with Tourmaline, pursuant to which such investors have agreed to purchase Tourmaline common stock, representing an aggregate commitment of $75.0 million, in the Tourmaline pre-closing financing. The Tourmaline pre-closing financing is expected to be consummated immediately prior to the closing of the Merger.

Prior to the effective time of the Merger, we expect to declare a cash dividend to the pre-Merger Talaris stockholders. The aggregate amount of the special cash dividend will not exceed an amount equal to (a) $67.5 million, minus (b) the Aggregate Cash Amount (as defined in the Merger Agreement).

On July 1, 2023, we entered into an asset purchase agreement with ImmunoFree, pursuant to which we sold certain clinical data and intellectual property related to FCR001 for approximately $2.2 million, including a combination of cash consideration, reimbursement of certain expenses and assumption of all current and future clinical wind-down liabilities. See Note 15 in the accompanying financial statements.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the Merger or any asset sale, will result in us pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to us and our stockholders in the existing entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

Since our inception in 2018 and until recently, we had focused substantially all of our efforts and financial resources on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials, including FCR001. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our net loss was $37.2 million for the six months ended June 30, 2023 and $73.9 million for year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $202.0 million. We expect to continue to incur net losses for the foreseeable future.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and consummating the Merger. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction, including the Merger. The process of consummating the Merger and continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to these efforts, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, including the Merger. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, including the Merger, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, including the Merger, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of any biopharmaceutical product candidates, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more biopharmaceutical product candidates. In addition, we will incur substantial research and development costs and other expenditures if we should resume development of any biopharmaceutical product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based upon our current operating plan, we believe that our existing cash and cash equivalents and marketable securities of $152.3 million as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for more than 12 months from the date of the issuance of this Quarterly Report on Form 10-Q. See “– Liquidity and Capital Resources.”

License Agreement

In October 2018, we entered an amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation (“ULRF”) related to certain licensed patent rights and know-how related to human facilitating cells for our Facilitated Allo-HSCT Therapy approach. Pursuant to the ULRF License Agreement, ULRF granted us an exclusive, worldwide license under such patents and a nonexclusive royalty-bearing, worldwide license for such know-how to research, develop, commercialize and manufacture FCR001 and products containing FCR001 in all fields, without limitation. ULRF also granted us the right to grant sublicenses in accordance with the ULRF License Agreement. Under the terms of the agreement, we are obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement; and annual license maintenance fees. As of June 30, 2023, we have paid ULRF $0.1 million in milestone payments and $0.2 million in annual maintenance fees, for a total of $0.3 million.

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

In July 2023, we entered into an asset purchase agreement with ImmunoFree, pursuant to which we sold certain clinical data and intellectual property related to FCR001 for approximately $2.2 million, including a combination of cash consideration, reimbursement of certain expenses and assumption of all current and future clinical wind-down liabilities. In connection with this agreement, we relinquished our rights under the ULRF License Agreement in order to allow ImmunoFree to license such rights to FCR001 from ULRF.

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

The successful clinical development and subsequent commercialization of product candidates is highly uncertain and we are not certain if or when we may resume development of product candidates. This is due to the numerous risks and uncertainties with product development and commercialization, including significant variations in our clinical development costs as well as the following factors:

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
•
the cost and timing of manufacturing product candidates;
•
the phase of development of product candidates;
•
the efficacy and safety profile of product candidates. the timing and progress of nonclinical and clinical development activities;
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
•
the availability of drug substance and drug product for use in production of a product candidate;
•
the development of commercial scale manufacturing and distribution processes for product candidates;
•
establishing and maintaining agreements with third-party manufacturers for commercial manufacturing, if we pursue a third party manufacturing strategy outside of the United States, and if a product candidate is approved;
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•
our ability to protect our rights in our intellectual property portfolio;
•
the commercialization of a product candidate, if and when approved;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•
the acceptance of a product candidate, if approved, by patients, the medical community and third-party payors;

•
competition with other products; and
•
a continued acceptable safety profile of our therapies following approval.

Should we resume development of any biopharmaceutical product candidates, a change in the outcome of any of these variables with respect to the development of any such product candidate would significantly change the costs and timing associated with their development. We may never succeed in obtaining regulatory approval for any product candidate.

Research and development activities have historically accounted for a significant portion of our operating expenses. We expect our research and development expenses to decrease in the near future as we have discontinued our FREEDOM-1, FREEDOM-2 and FREEDOM-3 clinical trials and have focused on the evaluation and execution of strategic alternatives, including the Merger. Should we resume development of any biopharmaceutical product candidates, we expect research and development costs to increase significantly for the foreseeable future as any product candidate development program progresses.

We have historically used our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. Our direct research and development expenses were historically tracked on a program-by-program basis and consisted primarily of external costs, including fees paid to consultants, contractors and CROs in connection with our development activities and the cost of acquiring, developing, and manufacturing clinical study materials. At this time, we do not fully allocate personnel costs to individual programs as many of our personnel are deployed across multiple programs.

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

We anticipate that our general and administrative expenses to decrease in the near future due to our recent workforce reductions. We expect to incur significant costs, however, related to our evaluation and execution of strategic alternatives, including the Merger, including legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Restructuring Costs

Restructuring costs consist of severance, employee termination costs and asset impairment related to our long-lived assets used primarily in our chemistry, manufacturing and controls ("CMC") operations.

We anticipate that our restructuring costs may increase in the future as we continue our review of strategic alternatives, including the Merger.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income earned on cash reserves in our operating account and on our marketable securities and amortization expense and accretion income on our marketable securities.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	Change
		(in thousands)
Operating expenses
Research and development	$4,088	$13,187	$(9,099)
General and administrative	6,026	5,228	798
Restructuring costs	6,388	—	6,388
Total operating expenses	16,502	18,415	(1,913)
Loss from operations	(16,502)	(18,415)	1,913
Interest and other income (expense), net	1,764	319	1,445
Net loss	$(14,738)	$(18,096)	$3,358

Research and development expenses

	Three months ended June 30,
	2023	2022	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$2,038	$3,018	$(980)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,163	7,349	(6,186)
Facilities and other operating costs	887	2,820	(1,933)
Total research and development expenses	$4,088	$13,187	$(9,099)

Research and development expenses were $4.1 million for the three months ended June 30, 2023, compared to $13.2 million for the three months ended June 30, 2022. The decrease of $9.1 million was primarily due to:

•
a decrease of $6.2 million in personnel costs primarily due to a decrease in headcount as a result of our Initial Reduction in Force and April Reduction in Force. Personnel costs for the three months ended June 30, 2023 and 2022 included stock-based compensation expense of ($0.2) million and $1.7 million, respectively;
•
a decrease of $1.9 million in other costs primarily due to a decrease in consulting, research collaborations, and other services related to the discontinuation of the FREEDOM-1, FREEDOM-2 and FREEDOM-3 clinical trials, and pre-clinical activities in the first quarter of 2023; and
•
a decrease of $1.0 million in FCR001 external clinical program expenses related to the discontinuation of our FREEDOM-1, FREEDOM-2, and FREEDOM-3 clinical trials in the first quarter of 2023. Costs incurred in the second quarter of 2023 related to the wind-down of these clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	Change
		(in thousands)
Personnel related (including stock-based compensation)	$1,430	$2,472	$(1,042)
Professional and consulting fees	3,356	808	2,548
Facility-related and other	1,240	1,948	(708)
Total general and administrative expenses	$6,026	$5,228	$798

General and administrative expenses were $6.0 million for the three months ended June 30, 2023 compared to $5.2 million for the three months ended June 30, 2022. The increase in general and administrative costs of $0.8 million was primarily due to:

•
an increase of $2.5 million in professional and consulting fees related to an increase in legal and consulting fees in connection with the Merger and evaluation of strategic alternatives;

•
a decrease of $1.0 million in personnel costs primarily due to a decrease in headcount and a decrease in stock-based compensation as a result of the Initial Reduction in Force and April Reduction in Force; and
•
an decrease of $0.7 million in facility-related and other expenses primarily due to a decrease in our director and officer insurance premiums and a decrease in IT expenses stemming from the decrease in personnel in the second quarter of 2023 as compared to 2022.

Restructuring Costs

Restructuring costs for the three months ended June 30, 2023 were comprised of $5.7 million in severance and employee termination costs related to our April Reduction in Force and a $0.7 million non-cash asset impairment related to computer equipment. We did not incur any restructuring costs in the three months ended June 30, 2022.

Other Income, Net

Other income, net in the three months ended June 30, 2023 was comprised of $1.4 million of net accretion income on our marketable securities and $0.4 million in interest income from our marketable securities and operating cash balance. Other income, net in the three months ended June 30, 2022 was comprised of $0.2 million in interest income from our marketable securities and operating cash balance and $0.1 million of net accretion income on our marketable securities.

Comparison of Six Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Change
		(in thousands)
Operating expenses
Research and development	$17,503	$27,383	$(9,880)
General and administrative	12,208	9,446	2,762
Restructuring costs	10,869	—	10,869
Total operating expenses	40,580	36,829	3,751
Loss from operations	(40,580)	(36,829)	(3,751)
Interest and other income (expense), net	3,345	474	2,871
Net loss	$(37,235)	$(36,355)	$(880)

Research and development expenses

	Six months ended June 30,
	2023	2022	Change
		(in thousands)
Direct research and development program expense:
FCR001 clinical and pre-clinical programs	$5,379	$7,111	$(1,732)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	8,516	14,064	(5,548)
Facilities and other operating costs	3,608	6,208	(2,600)
Total research and development expenses	$17,503	$27,383	$(9,880)

Research and development expenses were $17.5 million for the six months ended June 30, 2023, compared to $27.4 million for the six months ended June 30, 2022. The decrease of $9.9 million was primarily due to:

•
a decrease of $5.5 million in personnel costs primarily due to a decrease in headcount as a result of our Initial Reduction in Force and April Reduction in Force. Personnel costs for the six months ended June 30, 2023 and 2022 include stock-based compensation expense of $1.8 million and $3.0 million, respectively;
•
a decrease of $2.6 million in other operating costs primarily due to a decrease in consulting, research collaborations, and other services related to the discontinuation of the FREEDOM-1 and FREEDOM-2 clinical trials in February 2023; and
•
a decrease of $1.7 million in FCR001 external clinical program expenses related to the discontinuation of our FREEDOM-1, FREEDOM-2 and FREEDOM-3 clinical trials in the first quarter of 2023.

General and Administrative Expenses

The following table summarizes our general and administrative expenses to support our business activities for the three months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Change
		(in thousands)
Personnel related (including stock-based compensation)	$4,847	$4,720	$127
Professional and consulting fees	4,442	1,370	3,072
Facility-related and other	2,919	3,356	(437)
Total general and administrative expenses	$12,208	$9,446	$2,762

General and administrative expenses were $12.2 million for the six months ended June 30, 2023, compared to $9.4 million for the six months ended June 30, 2022. The increase in general and administrative costs of $2.8 million was primarily due to:

•
an increase of $3.1 million in professional and consulting fees related to an increase in legal and consulting fees in connection with the Merger and evaluating our strategic alternatives;
•
an increase of $0.1 million in personnel costs due to increased stock-based compensation expense stemming from additional incentive equity grants; and
•
a decrease of $0.4 million in facility-related and other expenses primarily due to a decrease in our director and officer insurance premiums.

Restructuring Costs

Restructuring costs in the six months ended June 30, 2023 was comprised of $7.4 million in severance and employee termination costs related to our reductions in forces announced in February and April 2023, and $3.4 million non-cash asset impairment primarily related to long-lived assets used primarily in our CMC operations. We did not incur any restructuring costs in the six months ended June 30, 2022.

Other Income, Net

Other income, net in the six months ended June 30, 2023 was comprised of $2.6 million of net accretion income on our marketable securities and $0.7 million in interest income from our marketable securities and operating cash balance. Other income, net in the six months ended June 30, 2022 was comprised of $0.4 million in interest income from our marketable securities and operating cash balance and $0.1 million of net accretion income on our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since 2018, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and our IPO in May 2021. Through June 30, 2023, we had received net proceeds of $186.2 million from sales of our convertible preferred stock and net proceeds of $137.2 million, after deducting underwriting discounts and commissions and other expenses, from our IPO.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our primary use of cash is to fund operating expenses, which historically has consisted primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. As of June 30, 2023, we had cash and cash equivalents of $18.4 million and marketable securities of $133.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2023	2022	Change
		(in thousands)
Net cash used in operating activities	$(31,581)	$(33,560)	$1,979
Net cash provided by (used in) investing activities	36,329	40,355	(4,026)
Net cash provided by financing activities	183	109	74
Net increase in cash and cash equivalents and restricted cash	$4,931	$6,904	$(1,973)

Cash Flow from Operating Activities

During the six months ended June 30, 2023, operating activities used $31.6 million of cash, due to our net loss of $37.2 million and $1.0 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $6.1 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $1.1 million decrease in accounts payable and accrued expenses related to payment of accrued compensation arrangements and a $0.5 million decrease in our operating lease liability. These were offset by a $0.4 million decrease in prepaids and other current assets driven by amortization of annual subscriptions and insurance premiums in the quarter and a $0.2 million increase in other liabilities. Non-cash charges primarily consisted of $4.8 million of stock-based compensation expense, $2.9 million long-lived asset impairment and $0.1 million in loss on disposal of assets, offset by a net $1.7 million of depreciation on fixed assets, accretion of marketable securities and amortization of right-of-use assets.

During the six months ended June 30, 2022, operating activities used $33.6 million of cash, due to our net loss of $36.4 million and $3.2 million of cash used from changes in our operating assets and liabilities, partially offset by non-cash charges of $6.0 million. Net cash used from changes in our operating assets and liabilities primarily consisted of a $2.4 million increase in prepaids and other current assets driven by annual director and officer insurance premium paid in the quarter ending June 30, 2022, a net $0.6 million decrease in accounts payable and accrued expenses driven by compensation related accruals and a $0.3 million decrease in operating lease liability driven by lease payments. These were offset by a $0.1 million increase in other liabilities. Non-cash charges primarily consisted of $5.0 million of stock-based compensation expense, $0.6 million of depreciation on fixed assets and amortization of marketable securities, and $0.4 million of amortization of right-of-use assets.

Cash Flow from Investing Activities

During the six months ended June 30, 2023, investing activities provided $36.3 million of cash, due to maturities of marketable securities of $111.5 million, partially offset by purchases of marketable securities of $74.6 million and purchases of property and equipment of $0.5 million.

During the six months ended June 30, 2022, investing activities provided $40.4 million of cash, due to maturities of marketable securities of $130.8 million, partially offset by purchases of marketable securities of $88.0 million and purchases of property and equipment of $4.2 million.

Cash Flow from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $0.2 million primarily consisting of proceeds from exercise of stock options.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million primarily consisting of proceeds from ESPP share issuances and exercise of stock options.

Future Funding Requirements

We currently expect our expenses to decrease in 2023 compared to 2022 as a result of our decision to discontinue our FREEDOM-1, FREEDOM-2 and FREEDOM-3 clinical trials and conduct workforce reductions while we evaluate and execute strategic alternatives, including the Merger. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $152.3 million. Based on our current operating plans, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for more than twelve months from the date of issuance of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic review process, including to the extent we identify and enter into any potential strategic transaction. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, may be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives should we resume development of any pharmaceutical products.

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

Contractual Obligations

We are currently a party to four operating leases for our manufacturing facility in Louisville, Kentucky, laboratory space in Houston, Texas, corporate office space in Wellesley, Massachusetts, and additional corporate office space in Louisville, Kentucky. The future minimum lease obligations for these leases total $1.1 million over the next three years. Furthermore, as discussed elsewhere in this quarterly report, we are party to the ULRF License Agreement. Under the terms of the ULRF License Agreement, the Company is obligated to compensate ULRF three percent of net sales of all licensed products sold, one third of any non-royalty sublicensing income, and up to $1.625 million in regulatory and sales milestones on each licensed product upon occurrence of specific events as outlined in the ULRF License Agreement; and annual license maintenance fees.

In July 2023, we entered into an asset purchase agreement with ImmunoFree, pursuant to which we sold certain clinical data and intellectual property related to FCR001. In connection with this agreement, we relinquished our rights under the ULRF License Agreement in order to allow ImmunoFree to license such rights to FCR001 from ULRF.

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

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that supply, conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. There have been no changes to our process of determining external research and development expense accruals during the six months ended June 30, 2023.

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

For all stock-based awards granted ended after the closing of our IPO, we have not had to estimate the fair value of our common stock as it has been determined based on the quoted market price of our common stock. For the three months ended June 30, 2023, the quoted market price of our common stock was used in determining the fair value of our stock-based compensation awards and no other significant estimates were used in determining those amounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $18.4 million and $13.7 million, respectively. As of June 30, 2023 and December 31, 2022, we had marketable securities of $133.9 million and $167.6 million, respectively. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We continue to monitor the impact of rising inflation on our business and do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023 and year ended December 31, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer (our interim Chief Executive Officer and Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of June 30, 2023, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Risks Related to Talaris’ Strategic Alternative Process

Failure to complete, or delays in completing, the proposed Merger with Tourmaline could materially and adversely affect Talaris’ results of operations, business, financial results and/or stock price.

In February 2023, Talaris announced that it intended to conduct a comprehensive review of strategic alternatives for the company and its assets. Talaris undertook a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a merger.

On June 22, 2023, Talaris entered into an agreement and plan of merger and reorganization (the "Merger Agreement") with Terrain Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Talaris (“Merger Sub”), and Tourmaline Bio, Inc., a Delaware corporation (“Tourmaline”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Tourmaline, with Tourmaline continuing as a wholly owned subsidiary of Talaris and the surviving corporation of the merger (the “Merger”).Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger and related transactions, (a) each then-outstanding share of Tourmaline common stock (including shares of Tourmaline common stock issued upon conversion of Tourmaline preferred stock and shares of Tourmaline common stock issued in a concurrent financing transaction, whereby Tourmaline agreed to sell shares of Tourmaline common stock for an aggregate purchase price of approximately $75,000,000 immediately prior to the closing of the Merger) will be converted into the right to receive a number of shares of Talaris common stock calculated in accordance with the Merger Agreement and (b) each then-outstanding option to purchase Tourmaline common stock will be converted into an option to purchase Talaris common stock, subject to adjustment as set forth in the Merger Agreement.

The closing of the Merger is subject to approval by the stockholders of Talaris and Tourmaline as well as other customary closing conditions. If the Merger is completed, the business of Tourmaline will continue as the business of the combined company. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect Talaris’ results of operations, business, financial results and/or stock price. Talaris cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed Merger will be successfully consummated or that Talaris will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Risks related to the failure to consummate, or delay in consummating, the proposed Merger with Tourmaline include, but are not limited to, the following:

•	Talaris would not realize any or all of the potential benefits of the Merger, which could have a negative effect on Talaris’ results of operations, business or stock price;

•	under some circumstances, Talaris may be required to pay a termination fee to Tourmaline of $5 million, plus expense reimbursement of up to $500,000;

•	Talaris would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•	the trading price of Talaris’ common stock may decline to the extent that the current market price for Talaris’ stock reflects a market assumption that the Merger will be completed;

•

the attention of Talaris’ management and employees may have been diverted to the Merger rather than to Talaris’ historical operations and the pursuit of other opportunities that could have been beneficial to Talaris;

•	Talaris could be subject to litigation related to any failure to complete the Merger;

•	Talaris could potentially lose key personnel during the pendency of the Merger; and

•

under the Merger Agreement, Talaris is subject to certain customary restrictions on the conduct of Talaris’ business prior to completing the Merger, which restrictions could adversely affect Talaris’ ability to conduct Talaris’ business as Talaris otherwise would have done if Talaris was not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect Talaris’ results of operations, business, and Talaris’ stock price.

If Talaris does not successfully consummate the Merger or another strategic transaction, the Talaris board may decide to pursue a dissolution and liquidation of Talaris. In such an event, the amount of cash available for distribution to Talaris’ stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which Talaris can give you no assurance.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the Talaris board may decide to pursue a dissolution and liquidation of Talaris. In such an event, the amount of cash available for distribution to Talaris’ stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as Talaris funds its operations while pursuing the Merger. In addition, if the Talaris board were to approve and recommend, and Talaris’ stockholders were to approve, a dissolution and liquidation of the company, Talaris would be required under Delaware corporate law to pay Talaris’ outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Talaris’ commitments and contingent liabilities may include obligations under Talaris’ employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against Talaris, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of Talaris’ assets would need to be reserved pending the resolution of such obligations.

In addition, Talaris may be subject to litigation or other claims related to a dissolution and liquidation of Talaris. If a dissolution and liquidation were to be pursued, the Talaris board, in consultation with Talaris’ advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Talaris’ common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to Talaris’ stockholders.

Talaris is substantially dependent on Talaris’ remaining employees to facilitate the consummation of the Merger.

Talaris’ ability to consummate a strategic transaction depends upon its ability to retain its remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In February and April 2023, Talaris undertook organizational restructurings that significantly reduced its workforce in order to conserve its capital resources. As of June 30, 2023, Talaris had only four full-time employees. Talaris’ ability to successfully complete the Merger depends in large part on Talaris’ ability to retain these remaining personnel. Despite Talaris’ efforts to retain these employees, one or more may terminate their employment with Talaris on short notice. Talaris’ cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm Talaris’ ability to consummate the Merger, to run Talaris’ day-to-day business operations, as well as to fulfill Talaris’ reporting obligations as a public company.

Even if Talaris is successful in completing a strategic transaction, Talaris may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process Talaris has undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of Talaris’ management, and the diversion of management’s attention may disrupt Talaris’ business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than Talaris anticipates and exposes Talaris to other operational and financial risks, including:

•	increased near-term and long-term expenditures;

•	exposure to unknown liabilities;

•	higher than expected transaction costs;

•	difficulty and cost in combining the operations and personnel of any acquired business with Talaris’ operations and personnel;

•	impairment of relationships with third parties of any acquired business due to changes in management and ownership;

•	inability to retain key employees of Talaris or any acquired business; and

•	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on Talaris’ business, financial condition and prospects.

If Talaris does not complete the Merger, Talaris may face substantial competition for attractive counterparties for any proposed strategic transactions.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the Talaris board may decide to pursue an alternative strategic transaction. Talaris may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotech and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones Talaris has been exploring in connection with its strategic review process. These companies may possess greater financial and managerial resources than Talaris does, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than Talaris to counterparties pursuing strategic transactions. There can be no assurance that its strategic review process will result in Talaris pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to Talaris and its stockholders.

Talaris has never paid and, other than in connection with the Merger, does not intend to pay any cash dividends in the foreseeable future, so any returns will be limited to the value of Talaris’ capital stock.

Talaris has never paid cash dividends on any of its capital stock. Talaris currently anticipates that it will retain future earnings and does not anticipate declaring or paying any cash dividends for the foreseeable future, other than the special cash dividend contemplated in connection with the Merger. In addition, Talaris may enter into agreements that prohibit it from paying cash dividends without prior written consent from Talaris’ contracting parties, or with other terms prohibiting or limiting the amount of dividends that may be declared or paid on Talaris common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Talaris may become involved in litigation, including securities class action litigation, which could divert management’s attention and harm Talaris’ business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. Talaris may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect Talaris’ business and cash resources and Talaris’ ability to consummate a potential strategic transaction or the ultimate value its stockholders receive in any such transaction.

Risks Related to Talaris’ Business and Product Candidates

Risks Related to Clinical Development

Should Talaris resume the development of biopharmaceutical product candidates, its business would substantially depend upon the successful development and regulatory approval of a biopharmaceutical product candidate. If Talaris is unable to obtain regulatory approval for any such candidate, its business may be materially harmed.

Talaris currently has no products approved for sale and has historically invested substantially all of its efforts and financial resources in the development of its Facilitated Allo-HSCT Therapy, specifically in FCR001. Should Talaris resume development of biopharmaceutical candidates, successful development and ultimate regulatory approval of a product candidate for any potential indications would be critical to the future success of its business. Talaris would need to raise sufficient funds for, and successfully enroll and complete, clinical development for a product candidate.

There is no guarantee that any of product candidate Talaris may choose to develop will proceed in clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for Talaris to address in order to obtain marketing approval as planned or, if at all. The potential regulatory approval of any product candidate Talaris may develop is subject to a number of risks, including the following:

•	successful initiation and completion of clinical trials;

•	successful patient enrollment in clinical trials;

•	successful data from clinical trials that supports an acceptable risk-benefit profile of Talaris product candidates in the intended populations; and

•	receipt and maintenance of marketing approvals from applicable regulatory authorities.

In addition, because Talaris has limited financial and personnel resources and is currently placing significant focus on pursuing strategic alternatives, Talaris may forgo or delay pursuit of opportunities with other future product candidates and indications that later prove to have greater commercial potential. Talaris’ resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities. In addition, the resources spent on current and future initiatives may not yield successful outcomes.

Many of these risks are beyond the control of Talaris, including the risks related to clinical development and the regulatory submission process. If Talaris is unable to develop and receive regulatory approval for any product candidate it chooses to pursue for the indications Talaris are developing it for, or if Talaris experiences delays as a result of any of these risks or otherwise, its business could be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Should Talaris resume the development of biopharmaceutical product candidates, the inability to successfully and timely conduct clinical trials and obtain regulatory approval for Talaris’ product candidates would substantially harm Talaris’ business.

Talaris cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, Talaris cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, Talaris must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, that the product candidate is safe and effective for Talaris for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and clinical trials.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the study designs and substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Talaris has not obtained regulatory approval for any product candidate and it is possible that none of Talaris’ existing product candidates or any future product candidates will ever obtain regulatory approval.

Should Talaris resume the development of biopharmaceutical product candidates, Talaris’ product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or conduct of Talaris’ clinical trials;

•	failure to demonstrate to the satisfaction of regulatory agencies that its product candidate, is safe and effective, or has a positive benefit/risk profile for its proposed indications;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	disagreement with Talaris’ interpretation of data from preclinical studies or clinical trials;

•

the insufficiency of data collected from clinical trials of Talaris’ product candidates to support the submission and filing of a Biologics License Application (“BLA”) or other submission or to obtain regulatory approval;

•

failure to obtain approval of Talaris’ manufacturing processes, Talaris’ own manufacturing facility, or facilities of third-party manufacturers with whom Talaris may in the future contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render Talaris’ preclinical and clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in Talaris’ failing to obtain regulatory approval to market Talaris’ product candidates, which would significantly harm Talaris’ business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and Talaris’ commercialization plans, or Talaris may decide to abandon the development program. If Talaris was to obtain approval, regulatory authorities may approve any of Talaris’

product candidates for fewer or more limited indications than Talaris requests (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Should Talaris resume the development of biopharmaceutical product candidates, delays or difficulties in the enrollment of patients in clinical trials would have a material adverse effect on Talaris’ business.

In February 2023, Talaris announced the termination of Talaris’ FREEDOM-1 and FREEDOM-2 clinical trials evaluating FCR001 in LDKT. This decision was primarily attributable to the pace of enrollment and the associated timeline to critical milestones. In addition, in March 2023, pending the outcome of its review of strategic alternatives, Talaris voluntarily paused enrollment in its FREEDOM-3 clinical trial in severe scleroderma. Talaris may experience similar outcomes for any future product candidate it chooses to pursue. In particular, Talaris may not be able to initiate or continue clinical trials for any product candidates if Talaris or a potential future sponsor are unable to locate and enroll a sufficient number of eligible patients to participate in these continuing trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, if Talaris’ clinical trials are focused on indications with relatively small patient populations, Talaris’ ability to enroll eligible patients may be limited or may result in slower enrollment than Talaris anticipates.

Patient enrollment may be affected if Talaris’ competitors have ongoing clinical trials for product candidates that are under development for the same indications as Talaris’ product candidates, and patients who would otherwise be eligible for Talaris’ clinical trials instead enroll in clinical trials of Talaris’ competitors’ product candidates.

Furthermore, because Talaris has historically investigated the treatment of complex indications that require specialized medical care by means of an HSCT procedure, which is itself a complex procedure performed by specialized physicians and treatment centers, Talaris has faced inherent challenges in recruiting clinical trial sites to participate in Talaris’ trials and to complete Talaris’ trials on a timely basis. For example, in LDKT, each site that participated in Talaris’ trials needed to identify a lead clinician from each of the solid organ transplant and HSCT departments, who are willing and able to coordinate closely on the care and follow-up of Talaris’ patients. Talaris has historically relied on Talaris’ relationships with transplant centers of excellence to assist in identifying eligible patients and carrying out Talaris’ clinical trials, and any inability to secure or deterioration of those or similar relationships could impede Talaris’ ability to successfully enroll patients in a timely manner, if at all.

Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the disease under investigation;

•	patient eligibility criteria for the trial in question;

•	nature of the trial protocol;

•	Talaris’ ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	perceived risks and benefits of the product candidate under study;

•	the occurrence of adverse events attributable to FCR001;

•	efforts to facilitate timely enrollment in clinical trials;

•	the number and nature of competing products or product candidates and ongoing clinical trials of competing product candidates for the same indication;

•	patient referral practices of physicians;

•	risk that enrolled subjects will drop out or die before completion;

•	competition for patients from other clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	delays in or temporary suspension of the enrollment of patients in Talaris’ ongoing and planned clinical trials;

•	proximity and availability of clinical trial sites for prospective patients; and

•	continued enrollment of prospective patients by clinical trial sites.

Even if Talaris is able to enroll a sufficient number of patients in Talaris’ clinical trials, if the pace of enrollment is slower than Talaris expects, the development costs for Talaris’ product candidates may increase and the completion of Talaris’ trials may be delayed or Talaris’ trials could become too expensive to complete. Any delays in completing Talaris’ clinical trials will increase

Talaris’ costs, delay or prevent Talaris’ product candidate development and approval process and jeopardize Talaris’ ability to commence product sales and generate revenue. Any delays in completing Talaris’ clinical studies for Talaris’ product candidates may also decrease the period of commercial exclusivity. Any of these occurrences may significantly harm Talaris’ business, financial condition and prospects.

Should Talaris pursue and initiate the development of biopharmaceutical product candidates, it will face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than Talaris does.

Should Talaris pursue and initiate the development of product candidates, it will face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Talaris’ commercial opportunities will be significantly impacted if Talaris’ competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or obtain more significant acceptance in the market than any product candidates that Talaris develops. Additionally, Talaris’ commercial opportunities will be significantly impacted if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of diseases in Talaris’ current or future target population. Competition could result in reduced sales and pricing pressure on Talaris’ product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of Talaris’ product candidates could allow Talaris’ competitors to bring products to market before Talaris and impair any ability to commercialize Talaris’ product candidates.

For example, while there are currently no FDA or European Medicines Agency (“EMA”) approved cell-based therapies for the indications Talaris had focused on targeting, other approved or commonly used drugs and therapies for Talaris’ prior target diseases, such as nintedanib to slow the rate of decline in lung function in patients with scleroderma-associated interstitial lung disease, are more well established and are accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. In addition, a number of companies, academic institutions and government agencies are seeking to address limitations of existing therapies that Talaris also sought to address. For example, a number of third parties, such as Jasper Therapeutics, Inc. and bluebird bio, Inc., are seeking to develop conditioning regimens for HSCT that have lower toxicities, morbidities and mortalities than the current standard of care. Similarly, Johns Hopkins University and the Fred Hutchinson Cancer Center have previously administered non-myeloablative conditioning treatments. If competitive endeavors such as these prove to be successful, the anticipated advantages of any product candidates Talaris develops in such indications in comparison to the then existing standard of care would be eliminated and the demand for Talaris’ product candidates would be materially impacted.

Talaris expects that, if any product candidates it may develop are approved, they will be priced in a manner that will reflect its long-term clinical, economic, and humanistic value. Such a pricing model may entail a single upfront cost or multiple installments contingent upon demonstration of continued benefit that will likely be more expensive than the upfront cost or initial annual costs of competitive generic products that must be taken chronically. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of Talaris’ products over currently approved or commonly used therapies, which may adversely impact Talaris’ business. In addition, many companies are developing new therapeutics, and Talaris cannot predict what the standard of care will become as Talaris’ product candidates continue in clinical development. Many of Talaris’ competitors or potential competitors have significantly greater market presence, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than Talaris does, and as a result may have a competitive advantage over Talaris. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements or mergers with large and established companies. These third parties may also compete with Talaris in recruiting and retaining qualified scientific, commercial and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to Talaris’ programs or advantageous to Talaris’ business.

As a result of these factors, these competitors may obtain regulatory approval of their products before Talaris is able to, which will limit Talaris’ ability to develop or commercialize any product candidates. Talaris’ competitors may also develop products that are safer, more effective, more widely used and cheaper than Talaris’, and may also be more successful than Talaris in manufacturing and marketing their products. These appreciable advantages could render Talaris’ product candidates obsolete or noncompetitive before Talaris can recover the expenses of development and commercialization.

Should Talaris resume the development of biopharmaceutical product candidates, delays in the clinical development or delays in or Talaris’ ability to achieve regulatory approval, if at all, and commercialization of Talaris’ product candidates, if approved, would have a material adverse effect on Talaris’ business.

Talaris may experience delays in Talaris’ future clinical trials and Talaris does not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. Should Talaris resume the development of biopharmaceutical product candidates, clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•	the inability of CROs to perform under these agreements;

•

delay or failure in obtaining institutional review board (“IRB”) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from Talaris’ clinical trials or the ineligibility of a site to participate in Talaris’ clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	inability to identify and maintain a sufficient number of trial sites, including because potential trial sites may not have the capabilities required for the indication that Talaris is treating;

•	failure of Talaris’ third-party clinical trial managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

•	delay or failure in adding new trial sites, including due to changes in policies of the clinical research sites or local IRBs;

•	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

•

feedback from the FDA, the IRB, data safety monitoring boards (“DSMBs”) or comparable foreign authorities, or results from earlier stage or concurrent preclinical studies and clinical trials, which might require modification to the protocol for a trial;

•	unacceptable benefit/risk profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a product candidate;

•

lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials or increased expenses associated with the services of Talaris’ CROs and other third parties; or

•	changes in governmental regulations or administrative actions, failure by Talaris or third parties to comply with regulatory requirements, or lack of adequate funding to continue a clinical trial.

Furthermore, clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, including as a result of clinical sites, investigators or other third parties deviating from the trial protocol, failing to conduct the trial in accordance with regulatory and contractual requirements, and/or dropping out of a trial.

Talaris could also encounter delays if a clinical trial is suspended or terminated by Talaris, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board or committee (“DSMB”) for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or Talaris’ clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including a suspected unexpected serious adverse reaction, such as the death of a patient in Talaris’ FREEDOM-1 trial, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and Talaris may need to amend clinical trial protocols to comply with these changes. Amendments may require Talaris to resubmit Talaris’ clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Risks Related to the Results of Preclinical Studies and/or Clinical Trials

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Any product candidate Talaris advances into clinical trials may not have favorable results or receive regulatory approval.

Success in preclinical studies and earlier clinical trials does not ensure that later clinical trials will generate findings consistent with Talaris’ earlier clinical trials, including adequate data to demonstrate the efficacy and safety. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than Talaris, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. Despite the results reported in earlier preclinical studies or clinical trials for Talaris’ product candidates, to date, results may not be replicated in subsequent trials, and Talaris does not know whether the clinical trials Talaris may conduct will demonstrate adequate efficacy and safety to result in regulatory approval of any product candidates Talaris develops. Inaccuracies in Talaris’ earlier clinical data and deviations from Talaris’ clinical trial protocols can impact the integrity of those data, including safety data, and could impact the ability of those data to support regulatory approval. Additionally, certain of Talaris’ clinical trial endpoints also may not be adequately powered in a particular subpopulation of Talaris’ trial population. For example, Talaris’ Phase 2 trial of FCR001 was a “single arm” trial for which there was no comparator arm to permit a comparison of Talaris’ investigational therapy against standard of care treatment. Furthermore, all of Talaris’ clinical trials conducted to date have been open-label trials. This means that both the patient and investigator know whether the patient is receiving an investigational therapy or standard of care therapy. Open-label clinical trials can be subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias.” Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. While Talaris believes its trials utilized objective assessment measures for measuring primary endpoints and therefore were unlikely to be influenced in any manner by patient or investigator bias, such trials may utilize secondary endpoint patient reported outcome measures, and it is unknown whether the open-label design will be predictive of future clinical trial results with this or other product candidates for which Talaris may conduct an open-label clinical trial when studied in a controlled environment or with only objective endpoints. In addition, clinical data obtained from a clinical trial with an allogeneic product candidate such as FCR001 may not yield the same or better results on certain relevant outcome measures as compared to an autologous product candidate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, which risk may be heightened in open-label trials where outcomes are subject to patient and investigator bias, and many companies that believed their product candidates performed satisfactorily in such trials nonetheless failed to obtain FDA, EMA or other necessary regulatory agency approval.

Even if Talaris believes that it has adequate data to support an application for regulatory approval to market any of Talaris’ product candidates, the FDA or other regulatory authorities may not agree with Talaris’ interpretation and may require that Talaris conduct additional clinical trials to support the regulatory approval of Talaris’ product candidates. If Talaris fails to obtain results in Talaris’ planned and future preclinical and clinical activities and studies sufficient to meet the requirements of the relevant regulatory agencies, the development timeline and regulatory approval and commercialization prospects for any potential product candidate, and, correspondingly, Talaris’ business and financial prospects, would be materially adversely affected.

Interim, “top line” or preliminary data from Talaris’ clinical trials that Talaris may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Talaris may announce clinical updates or share with regulatory authorities interim “top line” or preliminary data from Talaris’ clinical trials, from time to time, which is based on a preliminary analysis of then-available data. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In particular, additional data from subsequent patients may not be comparable or positive with respect to efficacy, safety or target engagement. For example, in June 2022, Talaris announced interim results from Talaris’ FREEDOM-1 Phase 3 clinical trial, including limited efficacy and safety data for the first seven patients dosed. Subsequently, in October 2022, Talaris reported that one of the first seven patients, who had experienced graft versus host disease (“GvHD”) symptoms that were treatment responsive and resolved in June 2022, had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. These data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. Talaris also makes assumptions, estimations, calculations and conclusions as part of Talaris’ analyses of interim, “top line” or preliminary data, and Talaris may not have received or had the opportunity to fully and carefully evaluate all data.

As a result, the top-line or preliminary results that Talaris reports may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials that Talaris may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Talaris also makes assumptions, estimations, calculations and conclusions as part of Talaris’ analyses of data, and Talaris may not have received or had the opportunity to fully and carefully evaluate all data. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data Talaris previously announced. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “top-line,” or interim data and final data could impact the regulatory approval of, and significantly harm the prospects for any product candidate that is impacted by the applicable data.

Further, others, including regulatory agencies, may not accept or agree with Talaris’ assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and Talaris’ business in general. In addition, the information Talaris chooses to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what Talaris determines is the material or otherwise appropriate information to include in Talaris’ disclosure, and any information Talaris determines not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or Talaris’ business. If the clinical updates, or the interim, “top-line,” or preliminary data that Talaris reports differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, Talaris’ ability to obtain approval for and commercialize Talaris’ product candidates, Talaris’ business, operating results, prospects or financial condition may be harmed.

Risks Related to Potential Side Effects and the Safety and Efficacy Profile of Product Candidates

Biopharmaceutical product candidates, or associated conditioning regimens or treatment protocols, may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused or risks exacerbated by biopharmaceutical product candidates or associated conditioning regimens or treatment protocols could cause Talaris or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that Talaris may experience in Talaris’ clinical trials, Talaris may not receive approval to market any product candidates, which could prevent Talaris from ever generating revenues or achieving profitability. Results of Talaris’ trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of Talaris’ product candidates. In such an event, Talaris’ trials could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order Talaris to cease further development of or deny approval of Talaris’ product candidates for any or all targeted indications. Additionally, during the course of Talaris’ product development programs, FDA or comparable foreign regulatory authority review teams may change and new agency personnel may view the risk-benefit profile of any product candidates Talaris may develop differently than prior agency review teams. Any negative views as to the risk-benefit profile of any product candidates Talaris may develop in the future could lead FDA or comparable foreign regulatory authorities to require that Talaris conduct additional clinical trials or could require more onerous clinical trial designs for any ongoing or future clinical trials. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, while Talaris notes the summary of safety findings Talaris has gathered to date, certain populations of patients receiving Talaris’ product candidates may experience side effects in greater frequency or severity than others who may receive Talaris’ product candidates and additional clinical research is planned to more fully understand the safety profile of Talaris’ product candidates in Talaris’ patient populations and indications of focus. Furthermore, Talaris or others may later identify undesirable side effects caused by Talaris’ products, including during any long-term follow-up observation period, such as that involved in Talaris’ previous trials of FCR001.

For example, LDKT and HSCT involve certain known potential post-procedure complications that may manifest several weeks or months after a transplant and which may be more common in certain patient populations. For example, up to 20% of patients with inherited metabolic diseases treated with HSCT experience primary engraftment failure, resulting in severe complications, including death. GvHD also accounts for approximately 10% of deaths following allogeneic HSCT. In June 2022, Talaris reported three cases of low-grade acute GvHD (“aGvHD”) in Talaris’ FREEDOM-1 clinical trial. One of the three aGvHD patients was subsequently diagnosed with moderate chronic GvHD and was also responding to treatment at the time of the June 2022 update. In October 2022, Talaris reported that the patient who had been diagnosed with chronic GvHD had died. The patient had been hospitalized with grade IV GvHD that was complicated by serious infections leading to respiratory and renal failure, and ultimately death. This event triggered a pre-specified, temporary stopping requirement and review by the FREEDOM-1 Data Monitoring Committee (“DMC”). After their review of this case, the DMC determined that trial enrollment and dosing could continue. Talaris also reported the event and the DMC’s recommendation to the FDA.

Should Talaris resume the development of biopharmaceutical product candidates, if these or other serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any of Talaris’ product candidates, it may be difficult to determine whether these complications were or were not related to Talaris’ investigational therapy, and Talaris may need to limit, delay or abandon Talaris’ further clinical development of those product candidates, even if such events, effects or characteristics were potentially the result of related procedures generally, and not directly or specifically caused or exacerbated by Talaris’ product candidates. All serious adverse events or unexpected side effects will be continually monitored per the clinical trial’s approved protocol. If serious adverse events are determined to be directly or specifically caused or exacerbated by Talaris’ product candidates, Talaris would follow the trial protocol’s requirements, which include certain pre-specified stopping requirements, and which call for Talaris’ DSMB to review all available clinical data in making a recommendation regarding the trial’s continuation. However, there may be a failure by trial sites to effectively execute Talaris’ clinical trial protocols, including during any long-term follow-up period for Talaris’ clinical trials during the conduct of future clinical trials or following any product approval Talaris may receive. For example, HSCT is associated with an increased risk of cancer. Among the likely causes of this increased risk is the total body irradiation and high-dose chemotherapy used in myeloablative conditioning regimens. Patients who received Facilitated Allo-HSCT Therapy in clinical trials after non-myeloablative conditioning have developed cancer after transplant. For example, a patient, a lifelong smoker, in Talaris’ Phase 2 clinical trial developed non-small cell carcinoma of the lung approximately four years after HSCT.

Additionally, if any of Talaris’ product candidates receives regulatory approval, and Talaris or others later identify undesirable side effects caused or risks exacerbated by such product, a number of potentially significant negative consequences could result. For example, the FDA could require Talaris to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Talaris or its collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if Talaris or others later identify undesirable side effects caused by any product that Talaris develops alone or with collaborators. Other potentially significant negative consequences include that:

•	Talaris may be forced to suspend marketing of that product, or decide to remove the product form the marketplace;

•	regulatory authorities may withdraw or change their approvals of that product;

•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	Talaris may be required to create a medication guide outlining the risks of the product for patients, or to conduct post-marketing studies;

•	Talaris may be required to change the way the product is administered;

•	Talaris could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or to sued and held liable for harm caused to subjects or patients; and

•	the product may become less competitive, and Talaris’ reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of Talaris’ product candidates and prevent Talaris from achieving or maintaining market acceptance of the affected product candidate, if development is resumed and they are approved by applicable regulatory authorities.

If Talaris pursues the development of product candidates and its clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or otherwise produce negative results, Talaris may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining regulatory approval for the sale of Talaris’ product candidates, Talaris must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any product candidate can unexpectedly fail at any stage of further development. The historical failure rate for product candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if Talaris’ clinical trials are completed as planned, Talaris cannot be certain that their results will support Talaris’ proposed indications. In addition, if Talaris’ clinical results are not successful, Talaris may terminate clinical trials for a product candidate and abandon any further research or studies of the product candidate. Any delay in, or termination of, Talaris’ clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, Talaris’ ability to commercialize Talaris’ product candidates and generate product revenues.

Risks Related to Combination Therapies

Should Talaris resume the development of biopharmaceutical product candidates, Talaris may develop product candidates in multiple indications and in combination with other therapies, which exposes Talaris to additional risks. Combination therapies and multiple indications involve additional complexity and risk that could delay or cause Talaris’ programs to stall or fail; development of such programs may be more costly, may take longer to achieve regulatory approval and may be associated with unanticipated adverse events.

Clinical development and commercialization of combination therapies involve additional complexity and risk, including without limitation, those involving drug-drug interactions, dose selection, unanticipated adverse events, clinical design and approvals of regulatory bodies and therapeutic development networks of patient advocacy groups. Even if any product candidate Talaris develops were to receive marketing approval or be commercialized for Talaris in combination with other existing therapies, Talaris would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with Talaris’ product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. If Talaris is unable to manage the additional complexities and risks of the development and commercialization of combination therapies, the development of any product candidate could be delayed, halted or otherwise fail to receive or maintain approval and may be less successful commercially.

Should Talaris resume the development of biopharmaceutical product candidates, Talaris may develop product candidates for a number of different indications. Depending on the indication, patients may manifest a variety of differing co-morbidities, and may be more or less susceptible to certain severe adverse events or complications in the near or longer term. If any of these conditions or complications were to affect a patient who is participating in one of Talaris’ clinical trials, it may be difficult or impossible to determine whether these adverse events or complications are related to the original or underlying condition or to Talaris’ product candidate. If Talaris’ trials enroll a relatively small number of patients, even a small number of severe adverse events or serious complications could result in the delay or halt of development of Talaris’ product candidates in one or more of Talaris’ targeted indications.

Risks Related to Regulatory Matters and Approvals

Talaris’ product candidates may represent a novel therapeutic approach that could result in heightened regulatory scrutiny. The regulatory landscape that applies to novel therapies is rigorous, complex, uncertain and subject to change.

The clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. If Talaris develops novel potential treatments for conditions in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cell therapies in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to Talaris’ research programs or the commercialization of resulting products.

For example, Talaris’ single-dose cell therapy represented a novel combination of nonmyeloablative conditioning, FCR001, and stem cell transplant-oriented treatment protocols, developing and commercializing FCR001 subjected Talaris to a number of challenges, including obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of stem cell therapies. Regulatory requirements governing the development of cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of

Tissues and Advanced Therapies (“OTAT”) within the Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of cell therapy, and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. Moreover, serious adverse events or developments in clinical trials of cell therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on Talaris’ clinical trials or otherwise change the requirements for approval of any of Talaris’ product candidates. Although the FDA decides whether individual cell therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Adverse developments in preclinical studies or clinical trials conducted by others in the field of cell therapy may cause the FDA, the EMA, and other regulatory bodies to amend the requirements for approval of any product candidates Talaris may develop or limit the use of products utilizing cell therapies, either of which could harm Talaris’ business.

Talaris may not be able to obtain orphan drug designation for any product candidates, or to obtain and maintain the benefits associated with orphan drug designation.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or therapies for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union (the “EU”), the prevalence of the condition must not be more than five in 10,000. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if Talaris or Talaris’ collaborators obtain orphan designation to a product candidate, Talaris may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if Talaris or Talaris’ collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if Talaris or Talaris’ collaborators are unable to manufacture sufficient supply of the product. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. Talaris does not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect Talaris’ business. Depending on what changes the FDA may make to its orphan drug regulations and policies, Talaris’ business could be adversely impacted.

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

If Talaris does not receive or maintain orphan drug designation to product candidates for which Talaris seeks such designation, it could limit Talaris’ ability to realize revenues from such product candidates.

The incidence and prevalence of the target patient population for any product candidate Talaris develops will be based on estimates and third-party sources. If the market opportunity for Talaris’ product candidates is smaller than Talaris estimates or if any approval that Talaris obtains is based on a narrower definition of the patient population, Talaris’ revenue and ability to achieve profitability might be materially and adversely affected.

Talaris has made and may in the future make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity for a product candidate in any given indication will depend on, among other things, acceptance of such product candidate by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with such product candidate, or new patients may become increasingly difficult to identify or gain access to, all of which may significantly harm Talaris’ business, financial condition, results of operations and prospects.

Talaris may never obtain FDA approval for any product candidates in the United States, and even if Talaris does, Talaris may never obtain approval for or commercialize any product candidates in any other jurisdiction, which would limit Talaris’ ability to realize their full market potential.

In addition to regulations in the United States, to market and sell product candidates in the EU, many Asian countries and other jurisdictions, Talaris must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing and validation and additional administrative review periods. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. Talaris may not be able to obtain approvals from regulatory authorities or payor authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Talaris may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize Talaris’ products in any market. If Talaris is unable to obtain approval of any product candidates by regulatory or payor authorities in the EU, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished. Talaris does not have any product candidates approved for sale in any jurisdiction, including international markets, and Talaris does not have experience in obtaining regulatory approval in international markets. If Talaris fails to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, Talaris’ target market will be reduced and Talaris’ ability to realize the full market potential of Talaris’ products will be unrealized.

Even if Talaris pursues the development of any product candidates and receives regulatory approval, Talaris will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and Talaris’ products may still face future development and regulatory difficulties.

Even if Talaris obtains regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by Talaris and/or any future CDMOs and CROs for any post-approval clinical trials that Talaris conducts. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of Talaris’ product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of cell therapies and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), current good tissue practices (“cGTP”), and other regulations. For certain commercial prescription and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If Talaris or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or Talaris, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If Talaris, Talaris’ product candidates or the manufacturing facilities for Talaris’ product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•

mandate modifications to promotional materials or require Talaris to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;

•

require Talaris to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend, withdraw or modify regulatory approval;

•	suspend or modify any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by Talaris;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require Talaris to initiate a product recall.

Should Talaris resume the development of biopharmaceutical product candidates, the occurrence of any event or penalty described above may inhibit Talaris’ ability to successfully commercialize Talaris’ products.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Justice (“DOJ”), the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of Talaris’ products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any current or future product candidate. Talaris cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If Talaris is slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if Talaris is not able to maintain regulatory compliance, Talaris may lose any marketing approval that Talaris may have obtained. Non-compliance by Talaris or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

Risks Related to Healthcare Legislation and Reform

Talaris’ relationships with customers, third-party payors, physicians and healthcare providers will be subject to applicable anti-kickback, fraud and abuse, and other laws and regulations, which could expose Talaris to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which Talaris obtains regulatory approval. Physicians, hospitals and third-party payors are often slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of Talaris’ products. Patients are unlikely to use Talaris’ product candidates unless insurance coverage is provided, and reimbursement is adequate, to cover a significant portion of the cost of Talaris’ product candidates because patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under the payor’s health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

If Talaris’ product candidates have a higher cost of goods than conventional therapies, and require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for Talaris to achieve profitability may be greater. Based on these and other factors, hospitals, physicians and payors may decide that the benefits of this new therapy do not or will not outweigh its costs. Talaris’ arrangements with third parties may expose Talaris to broadly applicable federal and varied state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Talaris conducts research as well as markets, sells and distributes its products. As a pharmaceutical company, even though Talaris does not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are, and will be, applicable to Talaris’ business. Restrictions under applicable federal and state healthcare laws and regulations that may affect Talaris’ ability to operate include, but are not limited to, the following:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, arrangement, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (the “FCA”) or federal civil monetary penalties. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other;

•

federal civil and criminal false claims laws, including the FCA, and the civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act (the “Sunshine Act”), and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of January 1, 2022, these reporting obligations now extend to include transfers of value by manufacturers that are made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s (“PhRMA”) Code on Interactions with Healthcare Professionals.

Efforts to ensure that Talaris’ business arrangements with third parties, and Talaris’ business generally, continue to comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that Talaris’ business practices do not comply with any such laws and regulations. If Talaris’ operations, including Talaris’ arrangements with physicians and other healthcare providers, are found to be in violation of any such laws or any other governmental regulations that may apply to Talaris, Talaris may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, reputational harm, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements, and/or the curtailment or restructuring of Talaris’ operations, as well as additional reporting obligations oversight if Talaris becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. If any physicians or other healthcare providers or entities with whom Talaris expects to do business are found to not be in compliance with applicable laws, they may be subject to similar penalties.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on Talaris’ business and results of operations.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of product candidates, restrict or regulate post-approval activities and affect Talaris’ ability to profitably sell any product candidates for which Talaris obtains regulatory approval. Talaris expects that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that Talaris, or any collaborators, may receive for any approved products.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent Talaris from being able to generate revenue, attain profitability, or commercialize Talaris’ product candidates. Such reforms could have an adverse effect on anticipated revenue from product candidates that Talaris may successfully develop and for which Talaris may obtain regulatory approval and may affect Talaris’ overall financial condition and ability to develop product candidates.

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA: made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on average manufacturer price (“AMP”) on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP; imposed a requirement on manufacturers of branded drugs to provide a 50% point-of-sale discount (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and Talaris expects that there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact Talaris’ business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

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

•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act, which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

•

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. Should Talaris resume the development of biopharmaceutical product candidates, the implementation of cost containment measures or other healthcare reforms may prevent Talaris from being able to generate revenue, attain profitability, or commercialize Talaris’ product. Such reforms could have an adverse effect on anticipated revenue from product candidates that Talaris may successfully develop and for which Talaris may obtain regulatory approval and may affect Talaris’ overall financial condition and ability to develop product candidates.

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

•

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or AMP purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price Talaris receives for any product candidates.

•

On November 20, 2020, CMS issued an Interim Final Rule implementing the most favored nations model (“MFN”) model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule.

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

•

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the AMP and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the PhRMA motion for summary judgment invalidating the accumulator adjustment rule.

•

The Inflation Reduction Act of 2022, (the “IRA”) includes several provisions that may impact Talaris’ business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on Talaris’ business and the healthcare industry in general is not yet known.

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

Talaris cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for Talaris’ product candidates, if Talaris obtains regulatory approval;

•	Talaris’ ability to set a price that Talaris believes is fair for Talaris’ products, if licensed;

•	Talaris’ ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that Talaris is required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect Talaris’ future profitability. Talaris expects that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for Talaris’ drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm Talaris’ business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for Talaris’ drugs or put pressure on Talaris’ drug pricing, which could negatively affect Talaris’ business, financial condition, results of operations and prospects.

Risks Related to Privacy and Data Security Laws

Talaris is subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by Talaris, Talaris’ collaborators, vendors or other relevant third parties to comply with such obligations could harm Talaris’ reputation, subject Talaris to significant fines and liability, or otherwise adversely affect Talaris’ business, operations and financial performance.

Talaris collects, receives, stores, processes, uses, generates, transfers, discloses, makes accessible, protects and shares personal information and other information, including information Talaris collects about patients and healthcare providers in connection with clinical trials.

There are numerous federal, state, local and international laws, regulations and guidance regarding privacy, information security and processing, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or data protection obligations. Data protection laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and Talaris’ failure or perceived failure to address or comply with these laws could: increase Talaris’ compliance and operational costs; expose Talaris to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of Talaris’ products; result in litigation and liability; and otherwise result in other material harm to Talaris’ business.

For example, in the United States, HIPAA, as amended by HITECH, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and, if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

Additionally, U.S. States have begun introducing privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase Talaris’ risk to data breach class action litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. The CCPA and the CPRA could substantially impact Talaris’ business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase Talaris’ potential liability and adversely affect Talaris’ business. Already, in the United States, Talaris has witnessed significant developments at the state level. For example, in 2021, Virginia and Colorado enacted state legislation that becomes effective January 1, 2023. In 2022, Utah and Connecticut also enacted privacy legislation. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make Talaris’ compliance obligations more complex and costly and may increase the likelihood that Talaris may be subject to enforcement actions or otherwise incur liability for noncompliance.

The increasing number and complexity of regional, country and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data could lead to government enforcement actions and significant penalties against Talaris and could have a material adverse effect on Talaris’ business, financial condition or results of operations.

Talaris may also be subject to additional privacy restrictions in various foreign jurisdictions around the world in which Talaris may operate or process personal information. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation 2016/679 (“GDPR”). The GDPR is wide-ranging and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase Talaris’ cost of doing business or require Talaris to change its business practices, and despite those efforts, there is a risk that Talaris may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Complying with these laws, if enacted, would require significant resources and leave Talaris vulnerable to possible fines and penalties if Talaris is unable to comply.

In addition, GDPR prohibits the transfer of personal data from the EU to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to utilize one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the United States) as of September 2021, and all existing transfers of personal data from the EU to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses may necessitate significant contractual overhaul of Talaris’ data transfer arrangements with third parties. Use of both the existing and the new Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

At present, there are few if any viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As supervisory authorities issue further guidance on personal data export mechanisms (including circumstances where the Standard Contractual Clauses can and cannot be used) and/or start taking enforcement action, Talaris could suffer additional costs, complaints and/or regulatory investigations or fines. In addition, if Talaris is unable to transfer personal data between and among countries and regions in which Talaris operates and/or engages providers and/or otherwise transfers personal data, this could affect the manner in which Talaris receives and/or provides Talaris’ services, the geographical location or segregation of Talaris’ relevant systems and operations, and could adversely affect Talaris’ financial results and generally increase compliance risk as a result. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating Talaris’ business.

Furthermore, following Brexit, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. In June 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid “transfer mechanism” and Talaris may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt Talaris’ operations.

In addition, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the U.K. to third countries, this is subject to change in the future, and any such changes could have implications for Talaris’ transfers of personal data from the U.K. to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the U.K. to third countries and/or whether any U.K. version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.

Talaris is also subject to the terms of external and internal privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to privacy, information security and processing.

With applicable data protection laws, privacy policies and data protection obligations imposing complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, Talaris has faced and may face additional challenges in addressing and complying with them, and making necessary changes to Talaris’ privacy policies and practices, and may incur material costs and expenses in an effort to do so, any of which could materially adversely affect Talaris’ business operations and financial results, and may reduce the overall demand for Talaris’ products.

Talaris strives to comply with applicable data protection laws, privacy policies and data protection obligations to the extent possible, but Talaris may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite Talaris’ efforts, Talaris may not be successful in achieving compliance if Talaris’ personnel, collaborators or vendors do not comply with applicable data protection laws, privacy policies and data protection obligations. Any failure or perceived failure by Talaris or Talaris’ collaborators, service providers and contractors to comply with federal or foreign laws or regulation, Talaris’ internal policies and procedures, representations or Talaris’ contracts governing the processing of personal data could result in negative publicity, disruptions or interruptions in Talaris’ operations, fines, penalties, lawsuits, liability, inability to process personal data, diversion of time and effort, proceedings against Talaris by governmental entities, or other adverse effects to Talaris’ business.

Risks Related to Dependence on Third Parties

Talaris has historically been, and may in the future be, dependent on a limited number of suppliers and, in some cases sole suppliers, for some of Talaris’ components and materials used in Talaris’ product candidates.

The manufacturing process for FCR001, like that of a number of other cell therapy companies, was characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the reagents, materials and equipment necessary for the production of Talaris’ product candidates. For example, like many other cell therapy companies, Talaris’ manufacturing process for FCR001 depended on certain cell manipulation equipment and related reagents, all of which were available from Miltenyi Biotec (“Miltenyi”) as the sole supplier.

Talaris cannot be sure that its suppliers will remain in business, or that they will not be purchased by one of Talaris’ competitors or another company that decides not to continue producing these materials for Talaris. Additionally, during a public health emergency, there is a potential for certain manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or reagents for Talaris’ product candidates for Talaris’ clinical trials or for commercial production, if approved, which could lead to delays in these trials or issues with Talaris’ commercial supply. Talaris’ use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes Talaris to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. While Talaris tries to mitigate these risks by purchasing excess supplies, some of these components, such as reagents, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain or termination of Talaris’ business relationship. Talaris has pursued multiple sources for the critical components of Talaris’ manufacturing process, but there are, in general, relatively few alternative sources of supply for certain components and Talaris may not be successful in securing additional sources at all or on a timely basis. These vendors may be unable or unwilling to meet Talaris’ future demands for Talaris’ clinical trials or commercial sale. If Talaris is able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA or EMA could require additional supplemental data, manufacturing data and comparability data up to and including clinical trial data if Talaris relies upon a new supplier. Any disruption in supply from any supplier or manufacturing location, could lead to supply delays or interruptions which would damage Talaris’ business, financial condition, results of operations and prospects. If Talaris is required to switch to a replacement supplier, the manufacture and delivery of product candidates could be interrupted for an extended period, adversely affecting Talaris’ business. Establishing additional or replacement suppliers may not be accomplished quickly. While Talaris seeks to maintain adequate inventory of the components and materials that it expects to use, any interruption or delay in the supply of components or materials, or Talaris’ inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair Talaris’ ability to conduct Talaris’ clinical trials and, if Talaris’ product candidates are approved, to meet the demand of Talaris’ customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of Talaris’ product candidates, the FDA must review and approve the individual components of Talaris’ production process, which includes raw materials, the manufacturing processes and facilities of Talaris’ suppliers and CDMOs. Some of Talaris’ prior suppliers may not have undergone this process, and may not have had any components included in any product approved by the FDA.

Talaris’ historical reliance on external suppliers subjected and may in the future subject Talaris to a number of risks that could harm Talaris’ reputation, business, and financial condition, including, among other things:

•	the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•	a lack of long-term commercial supply arrangements for key components with Talaris’ suppliers;

•	the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for Talaris’ components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	a delay in delivery due to Talaris’ suppliers prioritizing other customer orders over Talaris’; and

•	fluctuation in delivery by Talaris’ suppliers due to changes in demand from Talaris or their other customers.

If any of these risks materialize, costs could significantly increase and Talaris’ ability to conduct Talaris’ clinical trials and, if Talaris’ product candidates are approved, to meet demand for Talaris’ products could be impacted. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production of Talaris’ product candidates.

Talaris has historically relied, and may in the future rely, on third parties to conduct Talaris’ clinical trials and perform some of Talaris’ research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, Talaris’ development programs may be delayed or subject to increased costs, each of which may have an adverse effect on Talaris’ business and prospects.

Talaris does not have the ability to conduct all aspects of clinical trials itself. As a result, Talaris has historically been, and may in the future be, dependent on third parties to conduct future clinical trials of Talaris’ product candidates, including but not limited to governmental agencies and university laboratories, CDMOs, CROs, distribution and supply (logistics) services organizations, contract testing organizations (“CTOs”), consultants or consultant organization with specialized knowledge-based expertise. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to Talaris’ development programs. Specifically, Talaris expects CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, Talaris will not be able to control all aspects of their activities. Nevertheless, Talaris is responsible for ensuring that each of Talaris’ trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and Talaris’ reliance on the CROs, CTOs, and other third parties does not relieve Talaris of its regulatory responsibilities. For example, Talaris relied on a single third-party investigator to provide ongoing data from Talaris’ Phase 2 clinical trial. Talaris, Talaris’ CROs and clinical sites are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of Talaris’ current product candidates and any future product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If any of Talaris’ third-party investigators or other third parties fail to adhere to Talaris’ clinical trial protocols or to comply with applicable GCP requirements, the data generated in such clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require Talaris to perform additional clinical trials before approving Talaris’ marketing applications. In addition, Talaris’ clinical trials must be conducted with product produced under cGMP regulations. Talaris’ failure to comply with these regulations may require Talaris to stop and/or repeat clinical trials, which would delay the marketing approval process. Moreover, principal investigators for Talaris’ clinical trials may serve as scientific advisors or consultants to Talaris from time to time and receive compensation in connection with such services. Under certain circumstances, Talaris may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between Talaris and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of Talaris’ marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of Talaris’ product candidates.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which Talaris relies will devote adequate time and resources to Talaris’ development activities or perform as contractually required. Further, the performance of Talaris’ CROs has been, and may again in the future be interrupted by the COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic. If any of these third parties fail to meet expected deadlines, adhere to Talaris’ clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with Talaris, the timelines for Talaris’ development programs may be extended or delayed or Talaris’ development activities may be suspended or terminated.

If any of Talaris’ clinical trial sites terminates for any reason, Talaris may experience the loss of follow-up information on subjects enrolled in such clinical trials unless Talaris is able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application Talaris submits by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent Talaris from commercializing Talaris’ current product candidates and any future product candidates.

Risks Related to Manufacturing

Risks Related to Talaris’ Manufacturing Facility

Talaris may fail to successfully operate its manufacturing facility, which could adversely affect its clinical trials and the commercial viability of its product candidates.

In connection with the development of FCR001, Talaris operated its own dedicated cGMP cell processing facility, located on the campus of the University of Louisville, where Talaris manufactured FCR001 for its clinical trials. Although Talaris operated its own manufacturing facility, Talaris’ operations remained subject to review and oversight by the FDA, and the FDA could object to Talaris’ use of its manufacturing facility or the processes used therein.

Talaris had begun to scale-up its manufacturing and processing approaches to appropriately address its anticipated commercial needs for FCR001 for LDKT. While those scale-up efforts have been deferred, in order to scale-up Talaris’ manufacturing capabilities to support Talaris’ potential commercial needs, Talaris will require substantial additional funds and will need to hire and retain significant additional personnel and comply with extensive cGMP regulations applicable to a commercial facility. If Talaris fails to complete any construction in an efficient manner, recruit the required personnel and generally manage its growth effectively, the development and production of Talaris’ product candidates could be curtailed or delayed. Talaris’ manufacturing facility would also need to be licensed for the production of product candidates by the FDA. Even if its manufacturing facility is approved by the FDA, Talaris would be subject to ongoing periodic unannounced inspection by the FDA, corresponding state agencies and potentially third-party collaborators to ensure strict compliance with cGMPs and other government regulations.

Talaris may encounter difficulties if it determines to scale its manufacturing processes. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional FDA approvals. Talaris may encounter difficulties in scaling out production, including problems involving raw material suppliers, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. The actual cost to manufacture and process Talaris’ product candidates could also be greater than Talaris expects and could materially and adversely affect the commercial viability of Talaris’ product candidates. Any of these difficulties, if they occur and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for such product candidate. These risks become more acute if Talaris scales up for commercial quantities, where a reliable source of product becomes critical to commercial success. The commercial viability of any of product candidates, if approved, will depend on Talaris’ ability to produce Talaris’ product candidates at a large scale. Failure to achieve this level of supply could jeopardize the successful commercialization of Talaris’ product candidates.

The manufacture of a cell therapy is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of raw materials, as well as compliance with strictly enforced federal, state and foreign regulations. For example, in late 2021, Talaris was required to undertake an additional apheresis of a donor when quality testing revealed that the product prepared from that donor’s stem cells was contaminated. While there can be no assurance at what point the donor blood product was contaminated, whether at the point of apheresis or during the manufacturing process, Talaris nonetheless has reviewed and enhanced its quality control procedures and believes the risk of future contamination to be low. Furthermore, if contaminants are discovered in Talaris’ cell therapy or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Talaris cannot ensure that any stability or other issues relating to the manufacture of Talaris’ product candidates will not occur in the future.

Talaris may fail to manage the logistics of collecting and shipping raw material to the manufacturing site and shipping the product candidate to the patient. Logistical and shipment delays and problems caused by Talaris, Talaris’ vendors or other factors not in Talaris’ control, such as weather, could cause breakage or contamination of Talaris’ products and prevent or delay the delivery of product candidates to patients. Additionally, Talaris has to maintain a complex chain of identity and chain of custody with respect to donor material as it moves to the manufacturing facility, through the manufacturing process, and to the recipient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

Talaris’ manufacturing capabilities could be affected by cost-overruns, resource constraints, unexpected delays, equipment failures, labor shortages or disputes, natural disasters, power failures and numerous other factors that could prevent Talaris from realizing the intended benefits of Talaris’ manufacturing strategy, jeopardize Talaris’ ability to provide Talaris’ product candidates to patients, and have a material adverse effect on Talaris’ business, financial condition, results of operations and prospects.

Talaris’ manufacturing process needs to comply with regulations relating to the quality and reliability of such processes. Should Talaris resume the development of biopharmaceutical product candidates, any failure to comply with relevant regulations could result in delays in or termination of Talaris’ clinical programs and suspension or withdrawal of any regulatory approvals. Further, if Talaris’ preclinical and clinical programs and the manufacture of Talaris’ product candidates are dependent on human donor material, Talaris could be subject to additional regulations and requirements.

The FDA, EMA and comparable foreign regulatory authorities require that any products that Talaris may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA and comparable foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards, including for the manufacture, packaging or testing of biological products.

Talaris may encounter difficulties in achieving quality control and quality assurance or meeting regulatory expectations. Talaris’ facilities are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, packaging, or storage of Talaris’ product candidates as a result of Talaris’ failure to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair Talaris’ ability to develop and commercialize Talaris’ product candidates, including leading to significant delays in the availability of Talaris’ product candidates for Talaris’ clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for Talaris’ product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage Talaris’ reputation and Talaris’ business.

In addition, Talaris’ clinical programs and the manufacture of FCR001 have been dependent on human donor material. Procurement of certain human organs for transplantation is subject to the National Organ Transplant Act of 1984 (“NOTA”), which prohibits the acquisition, receipt, or transfer of any human organ for valuable consideration for Talaris in human transplantation. Talaris depends on third parties who arrange for LDKT to comply with applicable NOTA requirements and Talaris does not know whether any failure by such third parties to comply with NOTA requirements could impact the integrity or usability of data in Talaris’ clinical trials.

If Talaris fails to comply with environmental, health and safety laws and regulations, Talaris could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of Talaris’ business.

Talaris is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Talaris’ operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Talaris’ operations also produce hazardous waste products. Talaris generally contracts with third parties for the disposal of these materials and wastes. Talaris cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from Talaris’ use of hazardous materials, Talaris could be held liable for any resulting damages, and any liability could exceed Talaris’ resources. Talaris also could incur significant costs associated with civil or criminal fines and penalties.

Although Talaris maintains workers’ compensation insurance to cover Talaris for costs and expenses, Talaris may incur due to injuries to Talaris’ employees resulting from the use of hazardous materials with a policy limit that Talaris believes is customary for similarly situated companies and adequate to provide Talaris with insurance coverage for foreseeable risks, this insurance may not provide adequate coverage against potential liabilities. Talaris does not maintain insurance for environmental liability or toxic tort claims that may be asserted against Talaris in connection with Talaris’ storage or disposal of biological or hazardous materials.

In addition, Talaris may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair Talaris’ research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could adversely affect Talaris’ business, financial condition, results of operations and prospects.

Risks Related to the Manufacturing of Talaris’ Product Candidates

Should Talaris resume the development of cell therapy product candidates, Talaris may encounter difficulties in production, particularly with respect to scaling Talaris’ manufacturing capabilities.

Optimizing manufacturing processes is a difficult and uncertain task and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. If Talaris is unable to adequately validate or scale-up Talaris’ manufacturing processes, Talaris may encounter lengthy delays in commercializing any product candidates that Talaris may be developing. Talaris may continue to manufacture product itself or it may ultimately decide to outsource its manufacturing to a third party CDMO. Talaris may not be successful in transferring its production system to such manufacturer, or the manufacturer(s) on whom Talaris relies may not have the necessary capabilities to complete the implementation and development process. If Talaris is able to adequately validate and scale-up the manufacturing processes for any product candidates with a contract manufacturer, Talaris will still need to negotiate an agreement for commercial supply with that contract manufacturer and it is not certain Talaris will be able to come to agreement on terms acceptable to Talaris. As a result, Talaris may ultimately be unable to reduce the cost of goods for any product candidates to levels that will allow for an attractive return on investment if and when those product candidates are approved and commercialized.

The manufacturing process for any products that Talaris may develop is subject to the FDA and foreign regulatory authority approval processes and, if Talaris chooses to outsource Talaris’ commercial production, Talaris will need to contract with manufacturers who Talaris believes can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If Talaris is unable to reliably produce any product candidate to specifications acceptable to the FDA or other regulatory authorities, Talaris may not obtain or maintain the approvals Talaris needs to commercialize Talaris’ products. Even if Talaris obtains regulatory approval for any of Talaris’ product candidates, there is no assurance that either Talaris or any CDMOs Talaris may contract with in the future will be able to manufacture the approved product to specifications and under cGMPs acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of Talaris’ product candidates, impair commercialization efforts, increase Talaris’ cost of goods and have an adverse effect on Talaris’ business, financial condition, results of operations and growth prospects.

Should Talaris resume the development of any cell therapy product candidates, Talaris’ future success will depend on Talaris’ ability to manufacture Talaris’ products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements. Talaris’ inability to do so could have a material adverse effect on Talaris’ business, financial condition, prospects and results of operations. In addition, Talaris could incur higher manufacturing costs if manufacturing processes or standards change and Talaris could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures.

There is a risk of manufacturing issues associated with the differences in donor starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and variability in product characteristics. Even minor deviations from Talaris’ normal manufacturing processes could result in reduced production yields, lot failures, product defects, product delays, product recalls, product liability claims and other supply disruptions. If for any reason Talaris loses a donor’s starting material or one of Talaris’ custom-manufactured products at any point in the process, the manufacturing process for that recipient will need to be restarted and the resulting delay may adversely affect that recipient’s outcome. If Talaris’ product candidates are manufactured for each particular patient, like FCR001 was, Talaris will be required to maintain a chain of identity with respect to materials as they move from the donor to the manufacturing facility, through the manufacturing process and on to the patient. Further, as Talaris’ product candidate is developed through preclinical to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. If Talaris makes these types of changes, Talaris may not achieve Talaris’ intended objectives and any of these changes could cause Talaris’ product candidates to perform differently than Talaris expects, potentially affecting the results of clinical trials.

In addition, the FDA, the EMA and other foreign regulatory authorities may require Talaris to submit samples of any personalized product lot, together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that Talaris not distribute a specific product lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause Talaris to delay product launches or clinical trials, which could be costly to Talaris and otherwise harm Talaris’ business, financial condition, results of operations and prospects. Problems in Talaris’ manufacturing process could restrict Talaris’ ability to meet market demand for Talaris’ products.

Any problems in Talaris’ manufacturing process or facilities could make Talaris a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit Talaris’ access to additional attractive development programs.

Should Talaris resume the development of cell therapy product candidates, they may require specific shipping, storage, handling and administration at the clinical sites, including cold-chain logistics, which could subject Talaris’ product candidates to risk of loss or damage.

Cell therapy product candidates may be sensitive to temperature, storage and handling conditions. They must be stored at very low temperatures in specialized freezers or specialized shipping containers. For example, for administration of FCR001, the cryopreserved product container was required to be carefully removed from storage, and rapidly thawed under controlled temperature conditions in an area proximal to the patient’s bedside and administered into the patient. The handling, thawing and administration of the cryopreserved therapy product was required to be performed according to specific instructions, typically using specific disposables, specific bags and in some steps within specific time periods. Failure to correctly handle cell therapy product candidates and/or failure to administer such product candidates within the specified period post-thaw could negatively impact the efficacy and or safety of those product candidates, or cause a loss of such product candidates.

For example, FCR001 was required to be cryopreserved/frozen using specialized equipment and following specific procedures in order to be stored without damage in a cost-efficient manner and without degradation. In the future, Talaris could encounter difficulties in further optimization of freezing and thawing methodologies, and also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If Talaris cannot adequately demonstrate similarity of Talaris’ frozen product to the unfrozen or thawed form to the satisfaction of the FDA, Talaris could face substantial delays in Talaris’ regulatory approvals. If Talaris is unable to freeze any cell-based therapies Talaris may develop for storage and shipping purposes, Talaris’ ability to promote adoption and standardization of Talaris’ products, as well as achieve economies of scale by centralizing production facilities, will be limited.

Even if Talaris is able to successfully freeze and thaw any cell-based therapies without damage in a cost-efficient manner and without degradation to the satisfaction of the FDA to support regulatory approval, Talaris will still need to scale-up a cost-effective and reliable cold-chain distribution and logistics network, which Talaris may be unable to accomplish. Failure to effectively scale-up Talaris’ cold-chain supply logistics, by Talaris or third parties, could in the future lead to additional manufacturing costs and delays in

Talaris’ ability to supply required quantities for commercial supply. For these and other reasons, Talaris may not be able to manufacture any other cell-based therapies Talaris may develop at commercial scale or in a cost-effective manner.

The process of manufacturing cell therapies is inherently susceptible to contamination. If microbial, viral or other contaminations are discovered in any product candidate or in Talaris’ manufacturing facility, Talaris’ manufacturing facility may need to be closed for an extended period of time to allow Talaris to investigate and remedy the contamination. Because Talaris’ cell therapy product candidates are manufactured from the cells of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. These types of contaminations could result in manufacturing delays which could result in delays in the development of Talaris’ product candidates. These contaminations could also increase the risk of adverse side effects.

Risks Related to Talaris’ Intellectual Property

As Talaris does not have in-house research capabilities, Talaris will depend on intellectual property licensed from third parties for development of biopharmaceutical product candidates and termination of any of such licenses could result in the loss of significant rights, which would harm Talaris’ business.

In connection with the potential development of product candidates, Talaris may need to enter license intellectual property from third parties. License agreements to intellectual property may require Talaris to use diligent efforts or meet development thresholds, to maintain the license, including establishing a set timeline for developing and commercializing products. If Talaris fails to comply with any of the obligations under such license agreements, including payment terms and diligence terms, licensors may have the right to terminate its agreements, in which case Talaris may lose important intellectual property rights and it may not be able to develop, manufacture, market or sell the products covered by its agreements or it may face other penalties under such agreements. In addition, such a termination could result in the licensor reacquiring the intellectual property rights and subsequently enabling a competitor to access the technology. Any such occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of license agreements or reduction or elimination of its rights under them may result in its having to negotiate a new or reinstated agreement, which may not be available to Talaris on equally favorable terms, or at all, which may mean Talaris is unable to develop or commercialize the affected product candidate or cause Talaris to lose its rights under the agreement.

Further, the agreements under which Talaris may license intellectual property or technology from third parties may be are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Accordingly, material disputes may arise between Talaris and its licensor, or its licensor and its licensors, regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which Talaris’ technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	whether Talaris’ licensor or its licensor had the right to grant the license agreement;
•	whether third parties are entitled to compensation or equitable relief, such as an injunction, for its use of the intellectual property without their authorization;

•	Talaris’ right to sublicense patent and other rights to third parties under collaborative development relationships;

•	whether Talaris is complying with its obligations with respect to the use of the licensed technology in relation to its development and commercialization of product candidates;

•	its involvement in the prosecution of the licensed patents and Talaris’ licensors’ overall patent enforcement strategy;

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Talaris’ licensors and by Talaris and its partners; and

•	the amounts of royalties, milestones or other payments due under the license agreement.

The resolution of any contract interpretation disagreement that may arise could narrow what Talaris believes to be the scope of its rights to the relevant intellectual property or technology, increase what Talaris believes to be its financial or other obligations under the relevant agreement, or decrease the financial or other benefits Talaris might otherwise receive under the relevant agreement. If material disputes over intellectual property that Talaris has licensed prevent or impair its ability to maintain licensing arrangements on acceptable terms, or are insufficient to provide Talaris the necessary rights to use the intellectual property, Talaris may be unable to successfully develop and commercialize the affected product candidates. If Talaris or any such licensors fail to adequately protect this intellectual property, its ability to commercialize any product candidates could suffer. Any material disputes with licensors or any termination of the licenses on which Talaris depends could have a material adverse effect on its business, financial condition, results of operations and prospects.

Talaris may rely on third parties from whom Talaris licenses proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property Talaris licenses from them. Talaris may have limited control over these activities or any other intellectual property that may be related to Talaris’ in-licensed intellectual property. For example, Talaris cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Talaris may have limited control over the manner in which Talaris’ licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to Talaris. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if Talaris conducts them itself.

Talaris is generally also subject to all of the same risks with respect to protection of intellectual property that Talaris licenses, as Talaris is for intellectual property that Talaris owns, which are described below. If Talaris or Talaris’ licensors fail to adequately protect such licensed intellectual property, Talaris’ ability to commercialize products could suffer.

If Talaris is unable to obtain and maintain sufficient intellectual property protection for Talaris’ product candidates and manufacturing process, or if the scope of the intellectual property protection is not sufficiently broad, Talaris’ ability to commercialize Talaris’ product candidates successfully and to compete effectively may be adversely affected.

Talaris has relied upon a combination of patents, trademarks, trade secrets and confidentiality agreements that it owns or possesses or that are owned or possessed by Talaris’ collaborators that were in-licensed to Talaris under licenses, including the amended and restated exclusive license agreement (“ULRF License Agreement”) with University of Louisville Research Foundation, Inc. (“ULRF”) (which terminated in connection with Talaris' entry into a transaction with ImmunoFree, Inc. ("ImmunoFree"), conditioned upon the license of Talaris’ rights under the ULRF License Agreement to ImmunoFree), to protect the intellectual property related to Talaris’ technology and product candidates. When Talaris refers to “Talaris’” technologies, inventions, patents, patent applications or other intellectual property rights, Talaris is referring to both the rights that it owns or possesses as well as those that it in-licenses, many of which have been critical to Talaris’ intellectual property protection and Talaris’ historical business. For example, Talaris’ historical product candidates and Facilitating Allo-HSCT Therapy are protected by patents or patent applications of ULRF that Talaris had licensed and as confidential know-how and trade secrets. Additionally, Talaris’ earlier stage product candidates are not yet protected by any patents or patent applications. If the intellectual property that Talaris relies on is not adequately protected, competitors may be able to access Talaris’ technologies and erode or negate any competitive advantage Talaris may have.

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

There is no assurance that all potentially relevant prior art relating to Talaris’ patents and patent applications is known to Talaris or has been found in the instances where searching was done. Further, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Thus, Talaris may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which Talaris is aware, but which Talaris does not believe affects the validity or enforceability of a claim of one of Talaris’ patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, Talaris’ patent applications may fail to result in issued patents with claims that cover Talaris’ product candidates in the United States or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover Talaris’ product candidates, third parties may challenge the validity, ownership, enforceability or scope thereof, which may result in these patents being narrowed, invalidated, circumvented, or held to be unenforceable. No assurance can be given that if challenged, Talaris’ patents would be declared by a court to be valid or enforceable.

Even if unchallenged, Talaris’ patents and patent applications or other intellectual property rights may not adequately protect Talaris’ intellectual property, provide exclusivity for Talaris’ product candidates, or prevent others from designing around Talaris’ claims. The possibility exists that others will develop products on an independent basis which have the same or similar effects as Talaris’ product candidates and which do not infringe Talaris’ patents or other intellectual property rights, or that others will design around the claims of patents that Talaris has had issued that cover Talaris’ product candidates. If the breadth or strength of protection provided by Talaris’ patents and patent applications with respect to Talaris’ product candidates is threatened, it could jeopardize Talaris’ ability to commercialize Talaris’ product candidates and dissuade companies from collaborating with Talaris.

Talaris may also desire to seek a license from a third party who owns intellectual property that may be necessary or useful for providing exclusivity for Talaris’ product candidates, or for providing the ability to develop and commercialize a product candidate in an unrestricted manner. There is no guarantee that Talaris will be able to obtain a license from such a third party on commercially reasonable terms, or at all.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and Talaris may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that Talaris will fail to identify patentable aspects of Talaris’ research and development output before it is too late to obtain patent protection. Talaris may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain patents licensed from third parties. Talaris may have limited control over the manner in which Talaris’ licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to Talaris. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if Talaris conducts them itself. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of Talaris’ business.

Talaris and Talaris’ collaborators have filed a number of patent applications covering FCR001 or methods of using or making FCR001. Talaris cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, Talaris cannot be certain that Talaris or Talaris’ collaborators were the first to file any patent application related to a product candidate. Talaris or Talaris’ collaborators may also become involved in proceedings regarding Talaris’ patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO, the European Patent Office and other non-U.S. patent offices.

Even if granted, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent generally occurs 20 years after the earliest U.S. non-provisional application is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If Talaris encounters delays in Talaris’ clinical trials or in obtaining regulatory approvals, the period of time during which Talaris could exclusively market any of Talaris’ product candidates under patent protection, if approved, could be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering Talaris’ product candidates are obtained, once the patent life has expired for a product, Talaris may be vulnerable to competition from biosimilar products, as Talaris may be unable to prevent competitors from entering the market with a product that is similar or identical to Talaris’ product candidates.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of Talaris’ product candidates, one or more of Talaris’ U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In the EU, Talaris’ product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, Talaris may not receive an extension if Talaris fails to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Even if Talaris is granted such extension, the duration of such extension may be less than Talaris’ request. If Talaris is unable to obtain a patent term extension, or if the term of any such extension is less than Talaris’ request, the period during which Talaris can enforce Talaris’ patent rights for that product will be in effect shortened and Talaris’ competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. Some of Talaris’ licensed patents are subject to the provisions of the Bayh-Dole Act.

Should Talaris pursue development of clinical product candidates, Talaris may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on all of Talaris’ potential product candidates in all countries throughout the world would be prohibitively expensive. Talaris’ intellectual property rights in certain countries outside the United States may be less extensive than those in the United States. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, Talaris and Talaris’ future collaborators may not be able to prevent third parties from practicing Talaris’ inventions in countries outside the United States, or from selling or importing infringing products made using Talaris’ inventions in and into the United States or other jurisdictions. Competitors may use Talaris’ technologies in jurisdictions where Talaris has not obtained patent protection or where Talaris does not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where Talaris and Talaris’ collaborators have patent protection but where enforcement is not as strong as that in the United States. These infringing products may compete with Talaris’ product candidates in jurisdictions where Talaris or Talaris’ future collaborators have no issued patents or where Talaris does not have exclusive rights under the relevant patents, or Talaris’ patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for Talaris and Talaris’ collaborators to stop the infringement of Talaris’ patents or marketing of competing products in violation of Talaris’ intellectual property rights generally. Proceedings to enforce Talaris’ patent rights in foreign jurisdictions could result in substantial costs and divert Talaris’ attention from other aspects of Talaris’ business, could put Talaris’ patents at risk of being invalidated or interpreted narrowly, could put Talaris’ patent applications at risk of not issuing, and could provoke third parties to assert claims against Talaris or Talaris’ future collaborators. Talaris or Talaris’ future collaborators may not prevail in any lawsuits that Talaris or Talaris’ collaborators initiate, and even if Talaris or Talaris’ collaborators are successful, the damages or other remedies awarded, if any, may not be commercially meaningful.

In some jurisdictions, including EU countries, compulsory licensing laws compel patent owners to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If Talaris or any of Talaris’ future collaborators are forced to grant a license to third parties under patents relevant to Talaris’ business, or if Talaris or Talaris’ future collaborators are prevented from enforcing patent rights against third parties, Talaris’ competitive position may be substantially impaired in such jurisdictions.

Should Talaris resume the development of biopharmaceutical product candidates, obtaining and maintaining Talaris’ patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and Talaris’ patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. Talaris has systems in place to remind itself to pay these fees, and Talaris employs an outside firm and relies on its outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Talaris employs reputable law firms and other professionals to help it comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, Talaris’ competitors might be able to enter the market and this circumstance would have a material adverse effect on Talaris’ business.

If Talaris is unable to protect the confidentiality of Talaris’ trade secrets and other proprietary information, the value of Talaris’ technology could be materially adversely affected and Talaris’ business could be harmed.

In addition to seeking the protection afforded by patents, Talaris relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that Talaris elects not to patent, processes for which patents are difficult to enforce, and other elements of Talaris’ technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of Talaris’ confidential proprietary information could enable competitors to quickly duplicate or surpass Talaris’ technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with Talaris’ product candidates, thus eroding Talaris’ competitive position in the market.

Trade secrets can be difficult to protect. Talaris seeks to protect Talaris’ proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with Talaris’ employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect Talaris’ proprietary information. Although Talaris uses reasonable efforts to protect Talaris’ trade secrets, Talaris’ employees, consultants, contractors, collaborators, or outside scientific advisors might intentionally or inadvertently disclose Talaris’ trade secrets or confidential, proprietary information to Talaris’ competitors. In addition, Talaris’ competitors may otherwise gain access to Talaris’ trade secrets or independently develop substantially equivalent information and techniques. If any of Talaris’ confidential proprietary information were to be lawfully obtained or independently developed by a competitor, Talaris would have no right to prevent such competitor from using that technology or information to compete with Talaris, which could harm Talaris’ competitive position.

Enforcing a claim that a third party illegally obtained and is using any of Talaris’ trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, the laws of certain foreign countries do not protect proprietary rights such as trade secrets to the same extent or in the same manner as the laws of the United States. Misappropriation or unauthorized disclosure of Talaris’ trade secrets to third parties could impair Talaris’ competitive advantage in the market and could materially adversely affect Talaris’ business, results of operations and financial condition.

If Talaris’ trademarks and trade names are not adequately protected, then Talaris may not be able to build name recognition in Talaris’ markets of interest and Talaris’ business may be adversely affected.

If Talaris’ trademarks and trade names are not adequately protected, then Talaris may not be able to build name recognition in Talaris’ markets of interest and Talaris’ business may be adversely affected. Talaris may not be able to protect Talaris’ rights to these trademarks and trade names, which Talaris needs to build name recognition among potential collaborators or customers in Talaris’ markets of interest. At times, competitors may adopt trade names or trademarks similar to Talaris’, thereby impeding Talaris’ ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of Talaris’ unregistered trademarks or trade names. Over the long term, if Talaris is unable to successfully register Talaris’ trademarks and trade names and establish name recognition based on Talaris’ trademarks and trade names, then Talaris may not be able to compete effectively and Talaris’ business may be adversely affected. Talaris’ efforts to enforce or protect Talaris’ proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact Talaris’ financial condition or results of operations.

Risks Related to Potential Third Party Claims

If Talaris is sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay Talaris’ development and commercialization efforts.

Talaris’ commercial success depends, in part, on it and its future collaborators not infringing the patents and proprietary rights of third parties. However, Talaris’ research, development and commercialization activities may be subject to claims that Talaris infringes or otherwise violates patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, reexaminations, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which Talaris is developing and may develop Talaris’ product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Talaris’ product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including Talaris, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. For example, Talaris is aware of certain issued patents that may cover some of Talaris’ product candidates, and while Talaris believes these patent claims are not valid and would not establish a basis for Talaris’ operations to be enjoined, Talaris may be subject to litigation and be obligated to pay reasonable royalties to the patent owners. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Some claimants may have substantially greater resources than Talaris does and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than Talaris could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target Talaris.

Third parties may assert infringement claims against Talaris based on existing or future intellectual property rights, alleging that Talaris is employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of Talaris’ product candidates that Talaris failed to identify. For example, patent applications covering Talaris’ product candidates could have been filed by others without Talaris’ knowledge, since these applications generally remain confidential for some period of time after their filing date. Even pending patent applications that have been published, including some of which Talaris is aware, could be later amended in a manner that could cover Talaris’ product candidates or their use or manufacture. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. In addition, Talaris may have analyzed patents or patent applications of third parties that Talaris believes are relevant to Talaris’ activities and believe that Talaris is free to operate in relation to any of Talaris’ product candidates, but Talaris’

competitors may obtain issued claims, including in patents Talaris considers to be unrelated, which may block Talaris’ efforts or potentially result in any of Talaris’ product candidates or Talaris’ activities infringing their claims.

If Talaris or Talaris’ future collaborators are sued for patent infringement, Talaris would need to demonstrate that Talaris’ product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and Talaris may not be able to do this. Proving that a patent is invalid or unenforceable is difficult and even if Talaris is successful in the relevant proceedings, Talaris may incur substantial costs and the time and attention of Talaris’ management and scientific personnel could be diverted from other activities. If any issued third-party patents were held by a court of competent jurisdiction to be valid and enforceable and cover aspects of Talaris’ materials, formulations, methods of manufacture or methods for treatment, Talaris could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expires. Alternatively, Talaris may desire or be required to obtain a license from such third party in order to Talaris the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, Talaris may not be able to obtain any required license on commercially reasonably terms, or at all. Even if Talaris were able to obtain a license, the rights may be nonexclusive, which could result in Talaris’ competitors gaining access to the same intellectual property licensed to Talaris. Additionally, in the event of a successful intellectual property claim against Talaris, Talaris may have to pay substantial damages, including treble damages and attorneys’ fees if Talaris is found to have willfully infringed a patent, or to redesign Talaris’ infringing product candidates, which may be impossible or technically infeasible, or require substantial time and monetary expenditure. In addition to paying monetary damages, Talaris may lose valuable intellectual property rights or personnel and the parties making claims against Talaris may obtain injunctive or other equitable relief, which could impose limitations on the conduct of Talaris’ business.

Talaris may be subject to claims that Talaris’ employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that Talaris’ employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, Talaris has employed individuals who are or were previously employed at universities or other biotechnology or pharmaceutical companies, including Talaris’ competitors or potential competitors. In particular, Talaris’ founder and former Senior Scientific Advisor, Suzanne T. Ildstad, MD, is the Jewish Hospital Distinguished Professor of Transplantation Research, Director of the Institute for Cellular Therapeutics, and a Professor in the Department of Surgery with associate appointments in the Departments of Physiology & Biophysics and Microbiology & Immunology at the University of Louisville School of Medicine. Talaris’ former Chief Technology Officer, Michael Zdanowski, and certain other employees or consultants were previously employed at Medeor Therapeutics, Inc., which is developing a cell therapy similar to Talaris’. Although Talaris tries to ensure that its employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for Talaris, Talaris may be subject to claims that it or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of Talaris’ employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If Talaris fails in defending any such claims, in addition to paying monetary damages, Talaris may lose valuable intellectual property rights or personnel, which could adversely impact Talaris’ business. Even if Talaris is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Talaris may face claims that it misappropriated, or otherwise acted unjustly or in bad faith with respect to, the confidential information or trade secrets of third parties, including collaborators or former collaborators. If Talaris is found to have misappropriated a third party’s trade secrets, or otherwise to have acted unjustly or in bad faith with respect to such trade secrets, Talaris may be prevented from further using these trade secrets, which could limit Talaris’ ability to develop Talaris’ product candidates, or may be otherwise subject to monetary damages.

Talaris may face claims that it misappropriated, or otherwise acted unjustly or in bad faith with respect to, the confidential information or trade secrets of third parties, including collaborators or former collaborators. Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if Talaris were to ultimately prevail, or to settle before a final judgment, any litigation could burden Talaris with substantial unanticipated costs. Parties making claims against Talaris may be able to sustain the costs of litigation more effectively than Talaris can because they have substantially greater resources. In addition, litigation or threatened litigation could result in significant demands on the time and attention of Talaris’ management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of Talaris’ product candidates, programs or intellectual property. Any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on Talaris’ ability to raise additional funds or otherwise have a material adverse effect on Talaris’ business, results of operations, financial condition and prospects. As a result of all of the foregoing, any actual or threatened intellectual property claim, including claims that Talaris acted unjustly or in bad faith with respect to the intellectual property of others, could prevent Talaris from developing or commercializing a product candidate, subject Talaris to monetary damages, or force Talaris to cease some aspect of Talaris’ business operations.

Talaris cannot ensure that additional patent rights relating to inventions described and claimed in Talaris’ pending patent applications will issue or that patents based on Talaris’ patent applications will not be challenged and rendered invalid and/or unenforceable.

Talaris has issued and pending U.S. and foreign patent applications in Talaris’ portfolio, however, Talaris cannot predict:

•	if and when additional patents may issue based on Talaris’ patent applications;

•	the scope of protection of any patent issuing based on Talaris’ patent applications;

•	whether the claims of any patent issuing based on Talaris’ patent applications will provide protection against competitors;

•	whether or not third parties will find ways to invalidate or circumvent Talaris’ patent rights;

•	whether or not others will obtain patents claiming aspects similar to those covered by Talaris’ patents and patent applications;

•	whether Talaris will need to initiate litigation or administrative proceedings to enforce and/or defend Talaris’ patent rights which will be costly whether Talaris wins or loses; and

•

whether the patent applications that Talaris owns or in-licenses will result in issued patents with claims that cover Talaris’ product candidates or uses thereof in the United States or in other foreign countries.

Talaris cannot be certain that the claims in Talaris’ pending patent applications directed to Talaris’ product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of Talaris’ inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which Talaris is not aware that may affect the patentability of Talaris’ patent claims or, if issued, affect the validity or enforceability of a patent claim. The examination process may require Talaris to narrow Talaris’ claims, which may limit the scope of patent protection that Talaris may obtain. Even if the patents are issued based on Talaris’ patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in Talaris’ portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around Talaris’ claims. If the breadth or strength of Talaris’ intellectual property position with respect to Talaris’ product candidates is threatened, it could dissuade companies from collaborating with Talaris to develop and threaten Talaris’ ability to commercialize Talaris’ product candidates. In the event of litigation or administrative proceedings, Talaris cannot be certain that the claims in any of Talaris’ issued patents will be considered valid by courts in the United States or foreign countries.

Talaris may become involved in lawsuits to protect or enforce Talaris’ intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of Talaris’ business.

Third parties may infringe Talaris’ patents or misappropriate or otherwise violate Talaris’ intellectual property rights. Talaris’ patent applications cannot be enforced against third parties practicing the technology claimed in these applications unless and until a patent issues from the applications, and then only to the extent the issued claims cover the technology. In the future, Talaris or Talaris’ collaborators may elect to initiate legal proceedings to enforce or defend Talaris’ or Talaris’ collaborators’ intellectual property rights, to protect Talaris’ or Talaris’ collaborators’ trade secrets or to determine the validity, ownership, enforceability or scope of Talaris’ intellectual property rights. Any claims that Talaris or Talaris’ collaborators assert against perceived infringers could also provoke these parties to assert counterclaims against Talaris or Talaris’ collaborators alleging that Talaris or Talaris’ collaborators infringe their intellectual property rights or that Talaris’ intellectual property rights are invalid or unenforceable.

Interference or derivation proceedings provoked by third parties, brought by Talaris or Talaris’ collaborators, or declared by the USPTO may be necessary to determine the priority of inventions or matters of inventorship with respect to Talaris’ patents or patent applications. Talaris or Talaris’ collaborators may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings before the USPTO or in non-U.S. jurisdictions relating to Talaris’ intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could result in Talaris losing Talaris’ valuable intellectual property rights, require Talaris or Talaris’ collaborators to cease using the related technology and commercializing Talaris’ product candidates, or require Talaris to license rights to it from the prevailing party. Talaris’ business could be harmed if the prevailing party does not offer Talaris or Talaris’ collaborators a license on commercially reasonable terms if any license is offered at all. Even if Talaris or Talaris’ licensors obtain a license, it may be non-exclusive, thereby giving Talaris’ competitors access to the same technologies licensed to Talaris or Talaris’ collaborators. In addition, if the breadth or strength of protection provided by Talaris’ patents and patent applications is threatened, it could dissuade companies from collaborating with Talaris to license, develop or commercialize current or future product candidates.

Any intellectual property proceedings can be expensive and time-consuming. Talaris’ or Talaris’ collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than Talaris or Talaris’ collaborators can. Accordingly, despite Talaris’ or Talaris’ collaborators’ efforts, Talaris or Talaris’ collaborators may not be able to prevent third parties from infringing upon or misappropriating Talaris’ intellectual property rights, particularly in countries where the laws may not protect Talaris’ rights as fully as in the United States. Even if Talaris is successful in the relevant proceedings, Talaris may incur substantial costs and the time and attention of Talaris’ management and scientific personnel could be diverted from other activities. In addition, in an infringement proceeding, a court may decide that one or more of Talaris’ patents is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that Talaris’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of Talaris’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Talaris’ confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of Talaris common stock could be adversely affected.

Risks Related to Intellectual Property Laws and Regulations

Some of Talaris’ intellectual property has been discovered through government-funded programs and thus may be subject to federal regulations such as certain reporting requirements, a preference for U.S.-based companies, and the possibility of “march-in” rights. Compliance with such regulations or the inability to obtain a waiver for meeting such requirements may limit Talaris’ ability to contract with non-U.S. manufacturers, or, in the unlikely event of the government exercising their “march-in” rights, may limit Talaris’ exclusive rights.

Some of Talaris’ intellectual property rights were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in certain of Talaris’ current or future product candidates pursuant to the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to Talaris inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require Talaris to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). To Talaris’ knowledge, however, the U.S. government has, to date, not exercised any march-in rights on any patented technology that was generated using U.S. government funds. The U.S. government also has the right to take title to these inventions if Talaris or the applicable grantee fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require Talaris to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit Talaris’ ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of Talaris’ current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Changes in U.S. or foreign patent laws could diminish the value of patents in general, thereby impairing Talaris’ ability to protect Talaris’ products.

Changes in either the patent laws or interpretation of the patent laws in the United States or non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before Talaris, could therefore be awarded a patent covering an invention of Talaris’ even if Talaris had made the invention before it was made by such third party. This will require Talaris to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent Talaris from promptly filing patent applications on Talaris’ inventions. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, Talaris cannot be certain that Talaris or Talaris’ licensors were the first to either (i) file any patent application related to Talaris’ product candidates or (ii) invent any of the inventions claimed in Talaris’ or Talaris’ licensor’s patents or patent applications.

The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and also affects patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by Talaris PTO administered post-grant proceedings, including post-grant review and, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

Accordingly, a third party may attempt to Talaris the USPTO procedures to invalidate Talaris’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Talaris’ owned or in-licensed patent applications and the enforcement or defense of Talaris’ owned or in-licensed issued patents, all of which could have a material adverse effect on Talaris’ business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Talaris’ existing patent portfolio and Talaris’ ability to protect and enforce Talaris’ intellectual property in the future.

Risks Related to Talaris’ Financial Condition and Capital Needs

Talaris is a biotechnology company and Talaris has incurred net losses since its inception. Talaris anticipates that it will continue to incur significant net losses for the foreseeable future, and may never achieve or maintain profitability.

Talaris is a biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Talaris has no products approved for commercial sale and have not generated any revenue to date. As a result, Talaris is not profitable and has incurred net losses in each period since its inception. Since Talaris’ inception, Talaris has devoted substantially all of Talaris’ resources to developing Talaris’ product candidate, FCR001, building Talaris’ intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. Talaris’ financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, one should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on Talaris’ stockholders’ equity and working capital. Talaris’ net loss was $37.2 million and $36.4 million for the six months ended June 30, 2023 and 2022, respectively, and $73.9 million and $47.8 million for the years ended December 31, 2022 and 2021, respectively. Talaris had an accumulated deficit of $$202.0 million and $164.7 million as of June 30, 2023 and December 31, 2022, respectively. Talaris expects to continue to incur net losses for the foreseeable future, including costs associated with its review of strategic alternatives. These expenses could increase or change depending on the outcome of such review.

Talaris anticipates that its expenses will increase substantially if and as it pursues the development of any product candidates, including if it:

•	seeks to identify new product candidates and initiate research, preclinical and clinical development efforts for any future product candidates;

•	seeks regulatory approvals for any future product candidates that successfully complete clinical development;

•	scales its in-house manufacturing process to address anticipated commercial needs;

•	seeks to meet regulatory requirements for its in-house manufacturing process;
•	adds operational, financial and management information systems and personnel, including personnel to help it comply with its obligations as a public company;

•	hires and retains additional personnel, such as clinical, quality control, scientific, manufacturing, commercial and administrative personnel, to support its product candidate development;

•	maintains, expands and protects its intellectual property portfolio;

•

establishes sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize any product candidates for which Talaris may obtain regulatory approval;

•	adapts Talaris’ regulatory compliance efforts to incorporate requirements applicable to marketed products;

•	adds equipment and physical infrastructure to support Talaris’ research and development; and

•	acquires or in-licenses other product candidates and technologies.

Talaris’ expenses could increase beyond Talaris’ expectations if Talaris is required by the FDA or other regulatory authorities to perform clinical trials in addition to those that Talaris currently expects, if there are any delays in establishing appropriate manufacturing arrangements for Talaris’ product candidates, or if Talaris experiences delays in the initiation or completion of Talaris’ clinical trials or the development of any of Talaris’ product candidates for any reason.

Raising capital may cause dilution to Talaris’ existing stockholders, restrict Talaris’ operations or require Talaris to relinquish rights to its product candidates on terms that are unfavorable to Talaris.

Talaris may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that Talaris raises additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting Talaris’ ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements or declaring dividends. If Talaris raises additional funds from third parties, Talaris may have to relinquish valuable rights to Talaris’ technologies or product candidates or grant licenses on terms that are not favorable to Talaris. Market volatility may further adversely impact Talaris’ ability to access capital as and when needed. If Talaris is unable to raise additional funds through equity or debt financing when needed, Talaris may be required to delay, limit, reduce or terminate Talaris’ product development or commercialization efforts for Talaris’ product candidates, grant to others the rights to develop and market product candidates that Talaris would otherwise prefer to develop and market itself or take other actions that are adverse to Talaris’ business.

Risks Related to Talaris’ Business, Growth and Industry

Risks Related to Employees

Talaris’ recent reductions in force may negatively impact employee morale and productivity.

In connection with the evaluation of strategic alternatives and in order to conserve its capital resources, in February 2023 and April 2023, Talaris undertook organizational restructurings that significantly reduced its workforce by approximately 33% and 95%, respectively. In order to retain remaining employees to evaluate and assist with the evaluation of strategic alternatives, Talaris offered assurance of severance arrangements and retention benefits to each of its remaining four employees. There can be no assurance that these programs will allow Talaris to retain the personnel necessary to implement its strategic assessment plans.

Talaris’ employees, principal investigators, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for Talaris and harm Talaris’ reputation.

Talaris is exposed to the risk of employee and third party fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards Talaris has established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to Talaris. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, litigation and serious harm to Talaris’ reputation. It is not always possible to identify and deter employee and third-party misconduct, and the precautions Talaris takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Talaris from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against Talaris, and Talaris is not successful in defending itself or asserting Talaris’ rights, those actions could have a significant impact on Talaris’ business and results of operations, including the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if Talaris becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of Talaris’ operations, any of which could adversely affect Talaris’ ability to operate Talaris’ business, financial condition and results of operations.

Risks Related to Business Disruptions

If Talaris’ security measures are compromised now, or in the future, or the security, confidentiality or integrity or availability of Talaris’ information technology, software, services, communications or data is compromised, limited, or fails, this could result in a materially adverse impact, including without limitation, damage to Talaris’ reputation, significant financial and legal exposure, breach or triggering of data protection laws, privacy policies and data protection obligations, disruption to Talaris’ clinical trial or administrative activities, or loss of customers or collaborators.

Talaris relies on information technology systems that Talaris or Talaris’ third-party providers operate to process, transmit and store electronic information in Talaris’ day-to-day operations. In connection with Talaris’ business, Talaris may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information, as well as intellectual property, trade secrets, and proprietary business information owned or controlled by itself or other parties.

Despite the implementation of security measures, Talaris’ internal computer systems and those of any CROs and other contractors, consultants and relevant third parties are vulnerable to several threats, including without limitation damage from computer viruses, unauthorized access, terrorism, war, natural disasters, and telecommunication and electrical failures. Talaris exercises little or no control over these third parties, which increases Talaris’ vulnerability to problems with their systems. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise Talaris’ confidential or proprietary information and disrupt Talaris’ operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, phishing attacks, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Although Talaris has not, to Talaris’ knowledge, experienced a material security incident, Talaris realizes that cyberattacks are a threat, and there can be no assurance that Talaris’ efforts will prevent information security breaches.

Talaris may be required to expend significant resources, fundamentally change Talaris’ business activities and practices, or modify Talaris’ services, software, operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data protection laws, privacy policies and other data protection obligations may require Talaris to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches.

If Talaris, Talaris’ service providers, collaborators, or other relevant third parties have experienced or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent disclosure of sensitive information or compromise related to the security, confidentiality, integrity or availability of Talaris’ (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, legal liability, government investigations an inability to conduct Talaris’ clinical trials, regulatory investigations, enforcement actions, indemnity obligations, the disruption of Talaris’ operations, delays to the development and commercialization of Talaris’ product candidates, negative publicity and financial loss. A failure by Talaris or relevant third parties to detect, anticipate, measure or detect such security incidents could result in similar material adverse impacts.

Additionally, applicable data protection laws, privacy policies and data protection obligations may require Talaris to notify relevant stakeholders of security breaches, including affected individuals, customer and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in Talaris’ products or security measures or a breach of contract claim. There can be no assurances that the limitations of liability in Talaris’ contract would be enforceable or adequate or would otherwise protect Talaris from liabilities or damages.

Failures or significant downtime of Talaris’ information technology or telecommunication systems or those used by Talaris’ third-party service providers could cause significant interruptions in Talaris’ operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information. While Talaris has not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in Talaris’ operations, it could result in a material disruption of Talaris’ development programs and Talaris’ business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in Talaris’ regulatory approval efforts and significantly increase Talaris’ costs to recover or reproduce the data.

While Talaris maintains general liability insurance coverage and coverage for errors or omissions, Talaris cannot assure that such coverage will be adequate or otherwise protect Talaris from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other material adverse impacts arising out of Talaris’ privacy and security actions Talaris may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against Talaris that exceeds its available insurance coverage, or that results in changes to its insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on Talaris’ business. In addition, Talaris cannot be sure that its existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that Talaris’ insurers will not deny coverage as to any future claim.

Business disruptions could seriously harm Talaris’ financial condition and increase Talaris’ costs and expenses.

Talaris could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which Talaris is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm Talaris’ operations and financial condition and increase Talaris’ costs and expenses.

Market and economic conditions may have serious adverse consequences on Talaris’ business, financial condition and stock price.

Market conditions such as inflation, volatile energy costs, geopolitical issues, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Talaris’ business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Talaris’ general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on Talaris’ growth strategy, financial performance and stock. In addition, there is a risk that one or more of Talaris’ current service providers, manufacturers and other collaborators may not survive these difficult economic times, which could directly affect Talaris’ ability to attain Talaris’ operating goals on schedule and on budget.

Furthermore, Talaris’ stock price may decline due in part to the volatility of the stock market and general economic downturn.

Global economic uncertainty and weakening product demand caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect Talaris’ business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict has resulted, and may continue to result, in difficulty in forecasting Talaris’ financial results. Political developments impacting government spending and international trade, including current or potential government-imposed sanctions, potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The continuing effect of any or all of these events could harm Talaris’ operations and weaken Talaris’ financial results.

Risks Related to Laws and Regulations that May Affect Talaris’ Business

Legislation or other changes in U.S. tax law could adversely affect Talaris’ business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect Talaris or holders of Talaris common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in Talaris’ or Talaris’ shareholders’ tax liability or require changes in the manner in which Talaris operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Talaris’ ability to use Talaris’ U.S. net operating loss carryforwards and certain other U.S. tax attributes may be limited.

As of December 31, 2022, Talaris had U.S. federal net operating loss carryforwards of approximately $96.9 million. Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, the amount of net operating loss carryforwards generated in taxable years beginning after December 31, 2017 that Talaris is permitted to deduct in a taxable year beginning after December 31, 2020, is limited to 80% of taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, Talaris’ U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Code, if Talaris has undergone or undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. Talaris may have experienced such ownership changes in the past, may experience ownership changes in the future as a result of shifts in its stock ownership, some of which are outside its control, and will likely experience an ownership change as a result of the Merger. Talaris’ net operating losses and tax credits may also be impaired or restricted under state law. Talaris’ ability to utilize its net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to Talaris.

Talaris is subject to U.S. anti-corruption laws and regulations and can face serious consequences for violations.

Talaris is subject to anti-corruption laws, including the U.S. domestic bribery statute contained in 18 U.S.C. 201, the U.S. Travel Act, and the U.S. Foreign Corrupt Practices Act of 1977, as amended. These anti-corruption laws generally prohibit companies and their employees, agents, and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to recipients in the public or private sector. Talaris can be held liable for the corrupt or illegal activities of Talaris’ agents and intermediaries, even if Talaris does not explicitly authorize or have actual knowledge of such activities. Violations of anti-corruption laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. Likewise, any investigation of potential violations of anti-corruption laws could also have an adverse impact on Talaris’ reputation, Talaris’ business, results of operations and financial condition.

If product liability lawsuits are brought against, Talaris may incur substantial liabilities and may be required to limit commercialization of any products that Talaris may develop.

Talaris faces an inherent risk of product liability exposure related to the testing of biopharmaceutical product candidates in human clinical trials and will face an even greater risk if Talaris commercially sells any products that it may develop. Product liability claims may be brought against Talaris by subjects enrolled in Talaris’ clinical trials, patients, healthcare providers or others using, administering or selling Talaris’ products. If Talaris cannot successfully defend itself against claims that Talaris’ product candidates or products caused injuries, Talaris could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that Talaris may develop;

•	termination of clinical trial sites or entire trial programs;

•	injury to Talaris’ reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to study subjects or patients;

•	loss of revenue;

•	exhaustion of any available insurance and Talaris’ capital resources;

•	diversion of management and scientific resources from Talaris’ business operations;

•	the inability to commercialize any products that Talaris may develop; and

•	a decline in Talaris’ share price.

Talaris currently holds product liability insurance coverage at a level that Talaris believes is customary for similarly situated companies and adequate to provide Talaris with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that Talaris may incur. Talaris may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Talaris intends to expand Talaris’ insurance coverage for products to include the sale of commercial products if Talaris obtains regulatory approval for Talaris’ product candidate in development, but Talaris may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against Talaris, particularly if judgments exceed Talaris’ insurance coverage, could decrease Talaris’ cash and adversely affect Talaris’ business.

Risks Related to Ownership of Talaris Common Stock

Risks Related to Talaris Common Stock

The price of Talaris’ stock may be volatile, and one could lose all or part of their investment.

The trading price of Talaris common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Talaris’ control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this proxy statement/prospectus, these factors include:

•	the consummation of the Merger;

•	actual or anticipated variations in quarterly operating results;

•	the outcome of Talaris’ evaluation of strategic alternatives;

•	Talaris’ cash position;

•	Talaris’ failure to meet the estimates and projections of the investment community or that Talaris may otherwise provide to the public;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of Talaris common stock by Talaris or Talaris’ stockholders in the future;

•	trading volume of Talaris common stock;

•	changes in accounting practices;

•	ineffectiveness of Talaris’ internal controls;

•

disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and Talaris’ ability to obtain patent protection for Talaris’ technologies;

•	significant lawsuits, including intellectual property or stockholder litigation;

•	changes in the structure of health care payment systems;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond Talaris’ control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of Talaris common stock, regardless of Talaris’ actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm Talaris’ business, financial condition, results of operation and future prospects.

Talaris’ principal stockholders and management own a significant percentage of Talaris’ stock and will be able to exert significant influence over matters subject to stockholder approval.

Talaris’ executive officers, directors, and 5% stockholders beneficially owned approximately 67.5% of Talaris’ outstanding voting common stock as of June 30, 2023. Therefore, these stockholders will have the ability to influence Talaris through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of Talaris’ organizational documents, or approval of any merger, sale of assets, or other major corporate transaction, including the proposals in this proxy statement/prospectus. This may prevent or discourage unsolicited acquisition proposals or offers for Talaris common stock that one may feel are in their best interest as one of Talaris’ stockholders.

Talaris’ business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect Talaris’ business and the results of Talaris’ operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted Talaris’ net income. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on Talaris’ product development and operations. If inflation or other factors were to significantly increase Talaris’ business costs, Talaris’ ability to develop Talaris’ current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of Talaris’ business and Talaris’ ability to raise capital on favorable terms, or at all, in order to fund Talaris’ operations. Similarly, these macroeconomic factors could affect the ability of Talaris’ third-party suppliers and manufacturers to manufacture clinical trial materials for Talaris’ product candidates.

Risks Related to Talaris’ Filer Status

Talaris is an emerging growth company and a smaller reporting company, and Talaris cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make Talaris common stock less attractive to investors.

Talaris is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted in April 2012. For as long as Talaris continues to be an emerging growth company, Talaris may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this proxy statement/prospectus and Talaris’ periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Talaris could be an emerging growth company for up to five years following the completion of Talaris’ offering in May 2021, although circumstances could cause Talaris to lose that status earlier. Talaris will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Talaris’ initial public offering (“IPO”), (b) in which Talaris has total annual gross revenue of at least $1.235 billion or (c) in which Talaris is deemed to be a large accelerated filer, which requires the market value of Talaris common stock and non-voting common stock that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which Talaris has issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Talaris has elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, Talaris will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that Talaris either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

Even after Talaris no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in Talaris’ periodic reports and proxy statements.

Talaris cannot predict if investors will find Talaris common stock less attractive because it may rely on these exemptions applicable to emerging growth companies and smaller reporting companies. If some investors find Talaris common stock less attractive as a result, there may be a less active trading market for Talaris common stock and Talaris’ stock price may be more volatile.

Risks Related to Talaris’ Charter and Bylaws

Anti-takeover provisions under Talaris’ charter and bylaws and Delaware law could delay or prevent a change of control, which could limit the market price of Talaris common stock and may prevent or frustrate attempts by Talaris’ stockholders to replace or remove Talaris’ current management.

Talaris’ charter and bylaws contain provisions that could delay or prevent a change of control of Talaris’ company or changes in the Talaris board that Talaris’ stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of Talaris’ stockholders;

•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to the Talaris board;

•

a requirement that no member of the Talaris board may be removed from office by Talaris’ stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of Talaris’ voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of Talaris’ voting stock to amend any bylaws by stockholder action or to amend specific provisions of Talaris’ charter; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because Talaris is incorporated in Delaware, Talaris is governed by the provisions of Section 203 of the DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of Talaris’ outstanding voting stock. These anti-takeover provisions and other provisions in Talaris’ charter and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of the Talaris board or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest and other stockholders to elect directors of one’s choosing or cause Talaris to take other corporate actions one desires. Any delay or prevention of a change of control transaction or changes in the Talaris board could cause the market price of Talaris common stock to decline.

Talaris’ bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Talaris’ stockholders, which could limit Talaris’ stockholders’ ability to obtain a favorable judicial forum for disputes with Talaris or Talaris’ directors, officers, or employees.

Talaris’ bylaws provide that, unless Talaris consents in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of its directors, officers, and employees to it or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, Talaris’ charter or bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Talaris’ bylaws further provide that, unless it consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, Talaris’ bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of Talaris common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived Talaris’ compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in Talaris’ bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in Talaris’ bylaws may limit Talaris’ stockholders’ ability to bring a claim in a forum that they find favorable for disputes with Talaris or Talaris’ directors, officers or employees, which may discourage such lawsuits against Talaris and Talaris’ directors, officers and employees even though an action, if successful, might benefit Talaris’ stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce Talaris’ Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, Talaris may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to Talaris than Talaris’ stockholders.

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect Talaris’ current and projected business operations and its financial condition and results of operations.

Adverse developments involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“Silicon Valley Bank”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. The Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money, including funds held in uninsured deposit accounts, after only one business day of closure. Similarly, on May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Talaris does not hold cash deposits or securities at Silicon Valley Bank or FRB and have not experienced any adverse impact to Talaris’ liquidity or to Talaris’ current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and Talaris’ business, Talaris’ business partners, or industry as a whole may be adversely impacted in ways that Talaris cannot predict at this time.

Although Talaris assesses its banking and customer relationships as it believes necessary or appropriate, Talaris’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize Talaris’ current and projected future business operations could be significantly impaired by factors that affect Talaris, the financial institutions with which Talaris has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which Talaris has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on Talaris’ current and projected business operations and Talaris’ financial condition and results of operations. These could include, but may not be limited to delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets and termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for Talaris to acquire financing on acceptable terms or at all. Any decline in available funding or access to Talaris’ cash and liquidity resources could, among other risks, adversely impact Talaris’ ability to meet Talaris’ operating expenses, financial obligations or fulfill Talaris’ other obligations, result in breaches of Talaris’ financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on Talaris’ liquidity and Talaris’ current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor, CDMO, or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on Talaris’ current and/or projected business operations and results of operations and financial condition. Any CDMO, business partner, or supplier bankruptcy or insolvency, or any breach or default by a CDMO, business partner, or supplier, or the loss of any significant supplier relationships, could result in material adverse impacts on Talaris’ current and/or projected business operations and financial condition.

Unfavorable global economic conditions could adversely affect Talaris’ business, financial condition or results of operations.

Talaris’ results of operations could be adversely affected by economic and political changes in the location in which Talaris, or Talaris’ suppliers and vendors, maintain operations. For example, out business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine and, while Talaris does not have direct exposure to Ukraine, Talaris does have interests in securing regulatory approval in Europe. The approval process may be impacted based upon the events taking place there. Any of the foregoing could harm Talaris’ business and Talaris cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact Talaris’ business.

Talaris incurs significant increased costs as a result of operating as a public company, and Talaris’ management is required to devote substantial time to compliance initiatives.

As a public company, Talaris incurs significant legal, accounting, and other expenses that it did not incur as a private company. Talaris is subject to the reporting requirements of the Exchange Act, which will require, among other things, that Talaris files with the SEC, annual, quarterly, and current reports with respect to Talaris’ business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. Talaris intends to take advantage of this new legislation but cannot guarantee that Talaris will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which Talaris operates its business in ways it cannot currently anticipate.

Talaris expects the rules and regulations applicable to public companies to substantially increase Talaris’ legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of Talaris’ management and personnel from other business concerns, they could have a material adverse effect on Talaris’ business, financial condition, and results of operations. The increased costs will decrease Talaris’ net income or increase Talaris’ net loss and may require Talaris to reduce costs in other areas of Talaris’ business or increase the prices of Talaris’ products or services. For example, Talaris expects these rules and regulations to make it more difficult and more expensive for Talaris to obtain director and officer liability insurance and Talaris may be required to incur substantial costs to maintain the same or similar coverage. Talaris cannot predict or estimate the amount or timing of additional costs Talaris may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Talaris to attract and retain qualified persons to serve on the Talaris board, the Talaris board committees, or as executive officers.

Actions of activist stockholders could cause Talaris to incur substantial costs, divert management’s attention and resources, and have an adverse effect on Talaris’ business.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. From time to time, Talaris may be subject to proxy solicitations or proposals by activist stockholders urging Talaris to take certain corporate actions, or otherwise effect changes or assert influence on the Talaris board and management. For example, volatility in the price of Talaris common stock or other reasons may in the future cause Talaris to become the target of stockholder activism. If activist stockholder activities ensue, Talaris’ business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt Talaris’ operations and divert the attention of management and Talaris’ employees. For example, Talaris may be required to retain the services of various professionals to advise Talaris on activist stockholder matters, including legal, financial and communications advisors, the costs of which may negatively impact Talaris’ future financial results. In addition, perceived uncertainties as to Talaris’ future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm Talaris’ ability to enter into strategic transactions, harm Talaris’ ability to attract new investors, customers, employees and joint venture partners and cause Talaris’ stock price to experience periods of volatility or stagnation.

If Talaris fails to establish and maintain proper and effective internal control over financial reporting, Talaris’ operating results and Talaris’ ability to operate Talaris’ business could be harmed.

Ensuring that Talaris has adequate internal financial and accounting controls and procedures in place so that Talaris can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Talaris’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Talaris has begun the process of documenting, reviewing, and improving Talaris’ internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of Talaris’ internal control over financial reporting. Talaris has begun recruiting additional finance and accounting personnel with certain skill sets that Talaris will need as a public company.

Implementing any appropriate changes to Talaris’ internal controls may distract Talaris’ officers and employees, entail substantial costs to modify Talaris’ existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of Talaris’ internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase Talaris’ operating costs and harm Talaris’ business. In addition, investors’ perceptions that Talaris’ internal controls are inadequate or that Talaris is unable to produce accurate financial statements on a timely basis may harm Talaris’ stock price and make it more difficult for Talaris to effectively market and sell Talaris’ service to new and existing customers.

Talaris may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for Talaris because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If Talaris were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm Talaris’ business.

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. Since our IPO through February 2023, there had been no material change in the planned use of proceeds, as described in our final prospectus filed with the SEC on May 10, 2021 pursuant to Rule 424(b) under the Securities Act. In February 2023, we announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of our cell therapy CMC capabilities. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on June 22, 2023, we entered into the Merger Agreement with Tourmaline, pursuant to which our wholly-owned subsidiary will merge with and into Tourmaline, with Tourmaline surviving as our wholly-owned subsidiary. The planned use of our remaining net proceeds from our IPO will be used, in part, for the execution of the Merger. We expect to devote substantial time and resources to executing the Merger and/or any strategic alternatives that our board of directors believes will maximize stockholder value. There can be no assurances that the Merger, any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1+

Agreement and Plan of Merger, dated as of June 22, 2023, by and among Talaris Therapeutics, Inc., Terrain Merger Sub, Inc. and Tourmaline Bio, Inc. (incorporated by reference Exhibit 2.1 to the Registrant's 8-K (File No. 001-40384) filed on June 22, 2023)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-40384) filed on May 11, 2021).

10.1

Retention Agreement between the Registrant and Mary Kay Fenton, dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-40384) filed on April 14, 2023).

10.2

Strategic Advisor Agreement, by and between the Registrant and Scott Requadt, dated May 26, 2023(incorporated by reference to Exhibit 10.15 to the Registrant's Form S-4 (File No. 333-273335) filed on July 19, 2023).

31.1*

Certification of Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibits 32.1 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+ Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALARIS THERAPEUTICS, INC.

Date: August 14, 2023	By:	/s/ Mary Kay Fenton
Mary Kay Fenton
Interim Chief Executive Officer and President and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)