Form 10-Q
period 2024-03-31
Tourmaline Bio, Inc.
filed 2024-05-13
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TRML	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 25,646,509 shares of common stock, $0.0001 par value per share, as of May 10, 2024.

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
•existing regulations and regulatory developments in the United States (the “U.S.”) and other jurisdictions;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tourmaline Bio, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and par value mounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$98,286	$140,726
Short-term investments	194,773	62,225
Prepaid expenses and other current assets	7,040	5,923
Total current assets	300,099	208,874
Property and equipment, net	75	85
Long-term investments	57,237	—
Restricted cash	227	227
Operating lease right-of-use asset	327	362
Other non-current assets	1,204	747
Total assets	$359,169	$210,295
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,936	$1,071
Accrued expenses and other current liabilities	2,668	3,710
Operating lease liability, current portion	223	221
Total current liabilities	4,827	5,002
Operating lease liability, net of current portion	153	194
Other liabilities	50	57
Total liabilities	5,030	5,253
Commitments and Contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, no shares issued or outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of March 31, 2024 and December 31, 2023, 25,646,509 and 20,337,571 voting shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 10,000,000 non-voting shares authorized as of March 31, 2024 and December 31, 2023, no non-voting shares issued or outstanding as of March 31, 2024 or December 31, 2023	3	2
Additional paid-in capital	429,751	267,024
Accumulated other comprehensive (loss) income	(253)	67
Accumulated deficit	(75,362)	(62,051)
Total stockholders’ equity	354,139	205,042
Total liabilities and stockholders’ equity	$359,169	$210,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$11,376	$6,137
General and administrative	6,141	1,365
Total operating expenses	17,517	7,502
Loss from operations	(17,517)	(7,502)
Other income, net	4,206	—
Net loss	$(13,311)	$(7,502)
Net loss per share, basic and diluted	$(0.55)	$(8.28)
Weighted-average common shares outstanding, basic and diluted	24,082	906
Comprehensive loss:
Net loss	$(13,311)	$(7,502)
Other comprehensive loss:
Unrealized loss on investments	(320)	—
Comprehensive loss	$(13,631)	$(7,502)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares*	Amount
Balance at December 31, 2022	27,125,000	$27,125	867,499	$—	$195	$—	$(19,927)	$(19,732)
Stock-based compensation expense	—	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	—	(7,502)	(7,502)
Balance at March 31, 2023	27,125,000	$27,125	867,499	$—	$588	$—	$(27,429)	$(26,841)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	20,337,571	$2	$267,024	$67	$(62,051)	205,042
Issuance of common stock from public offering, net of issuance costs	—	—	5,307,691	1	161,332	—	—	161,333
Stock-based compensation expense	—	—	—	—	1,388	—	—	1,388
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	—		(13,311)	(13,311)
Balance at March 31, 2024	—	$—	25,646,509	$3	$429,751	$(253)	$(75,362)	$354,139
* Amounts have been restated for the impact of the reverse merger outlined further within Notes 1 and 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(13,311)	$(7,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,388	393
Non-cash lease expense	35	32
Depreciation on property and equipment	10	6
Accretion of discount on investments	(1,181)	—
Realized gain on investments	(54)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,118)	(676)
Other non-current assets	(457)	—
Accounts payable	866	3,018
Accrued expenses and other current liabilities	(1,061)	938
Operating lease liabilities	(40)	—
Net cash used in operating activities	(14,923)	(3,791)
Investing activities:
Purchases of property and equipment	—	(24)
Purchases of investments	(215,869)	—
Maturities of investments	27,000	—
Net cash used in investing activities	(188,869)	(24)
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	161,352	—
Net cash provided by financing activities	161,352	—
Net decrease in cash, cash equivalents and restricted cash	(42,440)	(3,815)
Cash, cash equivalents and restricted cash—Beginning of period	140,953	8,474
Cash, cash equivalents and restricted cash—End of period	$98,513	$4,659
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$98,286	$4,443
Restricted cash	227	216
Total cash, cash equivalents and restricted cash	$98,513	$4,659
Non-cash investing and financing activities:
Unpaid public offering costs included in accrued expenses	$20	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$9
Unpaid deferred offering costs included in accrued expenses	$—	$63
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Immediately prior to the effective time of the Reverse Merger, Talaris effected a 1-for-10 reverse stock split of its common stock.
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
Liquidity
As of March 31, 2024, the Company had cash, cash equivalents, and investments of $350.3 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 13, 2024, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024 (the “2023 Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, is unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements included in the 2023 Form 10-K.
Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period.
The condensed consolidated financial statements include the accounts of Tourmaline Bio, Inc. and its wholly-owned subsidiary, Tourmaline Sub, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the related Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

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
Recent Accounting Pronouncements - Yet to be Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.
3.Reverse Merger
As described in Note 1, “Nature of Business”, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly owned subsidiary of the Company on October 19, 2023. The Reverse Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP with Legacy Tourmaline as the accounting acquirer of Talaris. Under reverse recapitalization accounting, the assets and liabilities of Talaris were recorded at their fair value in the Company’s financial statements at the effective time of the Reverse Merger. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Legacy Tourmaline for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of Talaris, the legal acquirer, and a recapitalization of the equity of Legacy Tourmaline, the accounting acquirer.
The Company acquired the following assets and liabilities as part of the Reverse Merger (in thousands):

Amount
Cash and cash equivalents	$392
Short-term investments	65,515
Prepaid expenses and other current assets	4,254
Accounts payable	(726)
Accrued expenses	(543)
Net assets acquired	$68,892
The Company incurred $2.9 million in stock-based compensation expense as a result of the acceleration of vesting and settlement of Talaris share-based awards at the time of the Reverse Merger. In the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, $1.4 million and $1.5 million were recorded as research and development expense and general and administrative expense, respectively. Additionally, the Company incurred transaction costs of $6.1 million, which were recorded as a reduction to additional paid-in capital.
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
As of March 31, 2024, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
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
5.Fair Value Measurements
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Investments also include commercial paper,government securities, and corporate debt securities which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

Assets measured at fair value on a recurring basis as of March 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$7,361	$7,361	$—	$—
Commercial paper	74,850	—	74,850	—
Government securities	79,854	67,388	12,466	—
Corporate debt securities	52,988	—	52,988	—
Total cash equivalents and short-term investments	215,053	74,749	140,304	—
Long-term investments:
Corporate debt securities	57,237	—	57,237	—
Total long-term investments	57,237	—	57,237	—
Total cash equivalents and investments	$272,290	$74,749	$197,541	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$4,604	$—	$—
Commercial paper	32,555	—	32,555	—
Government securities	26,724	7,907	18,817	—
Corporate debt securities	2,947	—	2,947	—
Total cash equivalents and short-term investments	66,830	12,511	54,319	—
Total cash equivalents and investments	$66,830	$12,511	$54,319	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the three months ended March 31, 2024 or during the year ended December 31, 2023.

6.Investments
Cash equivalents, short-term and long-term investments as of March 31, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$7,361	$—	$—	$7,361
Commercial paper	74,954	—	(104)	74,850
Government securities	79,878	—	(24)	79,854
Corporate debt securities	53,049	—	(61)	52,988
Total cash equivalents and short-term investments	215,242	—	(189)	215,053
Long-term investments:
Corporate debt securities	57,368	—	(131)	57,237
Total long-term investments	57,368	—	(131)	57,237
Total cash equivalents and investments	$272,610	$—	$(320)	$272,290
Cash equivalents and short-term investments as of December 31, 2023 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$—	$—	$4,604
Commercial paper	32,515	44	(4)	32,555
Government securities	26,703	25	(4)	26,724
Corporate debt securities	2,941	6	—	2,947
Total cash equivalents and short-term investments	66,763	75	(8)	66,830
Total cash equivalents and investments	$66,763	$75	$(8)	$66,830
As of March 31, 2024, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $229.6 million. As of December 31, 2023, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $49.3 million. As of March 31, 2024 and December 31, 2023, the Company did not hold any securities that were in an unrealized loss position for greater than twelve months. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the three months ended March 31, 2024 or during the year ended December 31, 2023.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 were comprised as follows (in thousands):

	March 31,	December 31,
	2024	2023
Accrued bonus	$828	$1,994
Accrued clinical and manufacturing costs	609	438
Accrued consulting fees	658	692
Accrued legal fees	264	237
Other accrued expenses and other current liabilities	309	349
Total accrued expenses and other current liabilities	$2,668	$3,710

8.Convertible Preferred Stock
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
Subsequent to consummation of the Reverse Merger, the Company is authorized to issue 10,000,000 shares of undesignated preferred stock, however no such shares were issued or outstanding as of March 31, 2024.
9.Common Stock
On January 25, 2024, the Company entered into an underwriting agreement with Jefferies LLC, Piper Sandler & Co., Guggenheim Securities, LLC and Truist Securities, Inc. (collectively, the “Underwriters”) in connection with the offering, issuance and sale by the Company of 4,615,384 shares of the Company’s common stock at a public offering price of $32.50 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (the “January 2024 Offering”). Under the January 2024 Offering, the Company also granted the Underwriters a 30-day option to purchase up to 692,307 shares of common stock at the public offering price, less the underwriting discounts and commissions, which was exercised by the Underwriters in full on January 25, 2024. The January 2024 Offering closed on January 29, 2024.
Total gross proceeds from the January 2024 Offering were approximately $172.5 million, including the full exercise by the Underwriters of their option to purchase additional shares. Net proceeds were approximately $161.3 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.
As of March 31, 2024, the Company is authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2024, no dividends had been declared.

As of March 31, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	March 31,	December 31,
	2024	2023
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,403,409	1,403,409
Exercises of outstanding stock options under 2023 Equity Incentive Plan	1,111,311	1,042,291
Vesting of restricted stock units under 2023 Equity Incentive Plan	17,866	19,113
Common stock subject to repurchase related to early exercised stock options	341,198	388,943
Future issuances under 2023 Equity Incentive Plan	1,919,302	971,444
Future issuances under 2023 Employee Stock Purchase Plan	406,742	203,367
Total shares reserved for future issuance	5,199,828	4,028,567
10.Stock-Based Compensation
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
The 2023 Plan initially provided for the issuance of up to 2,033,677 shares of common stock (the “Initial 2023 Plan Share Reserve”). Subject to any other adjustments as defined in the 2023 Plan, such aggregate number of shares of common stock will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to 5% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase (such increase, the “2023 Plan Evergreen Refresh”); provided, however that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is three multiplied by the Initial 2023 Plan Share Reserve.
Under the aforementioned 2023 Plan Evergreen Refresh, 1,016,878 shares were added to the Initial 2023 Plan Share Reserve effective January 1, 2024. As of March 31, 2024, there were 1,919,302 shares available for issuance under the 2023 Plan.
2023 Employee Stock Purchase Plan
On October 17, 2023, the Company adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which became effective upon completion of the Reverse Merger. The maximum number of shares of common stock that may be issued under the 2023 ESPP will not exceed 203,367 shares (the “Initial ESPP Share Reserve”), plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (x) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase and (y) a number of shares equal to three times the Initial ESPP Share Reserve (such increase, the “ESPP Evergreen Refresh”).

Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence.
Under the aforementioned ESPP Evergreen Refresh, 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2024 such that 406,742 shares of common stock may be issued under the 2023 ESPP as of March 31, 2024.
No offering periods under the 2023 ESPP had been initiated as of March 31, 2024.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$556	$44
General and administrative	832	349
Total stock-based compensation expense	$1,388	$393
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2024 and 2023 was calculated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9% – 4.3%	3.4% – 3.7%
Dividend yield	—%	—%
Volatility	83.5% – 85.7%	83.4% – 84.3%
Expected term (in years)	6.1	5.5 – 6.1
The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the three months ended March 31, 2024 and 2023 was $30.48 and $0.25 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $22.57 and $4.01 per share, respectively.

The following table summarizes changes in stock option activity during the three months ended March 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,445,700	$9.29	9.6	$41,320
Granted	80,650	$30.48
Exercised	—	$—
Cancelled	(11,630)	$10.88
Outstanding as of March 31, 2024	2,514,720	$9.96	9.4	$33,158
Exercisable as of March 31, 2024	42,316	$9.94	9.4	$549
No stock options were exercised during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $17.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years.
Early Exercise of Stock Options
The 2022 Plan and certain stock options issued under the 2022 Plan were amended in February 2023 to permit the stock option holder to early exercise at any time between the grant date and the vesting date. The amendment did not result in any incremental stock-based compensation expense. During the year ended December 31, 2023, certain employees, advisors and non-employee directors early exercised 647,386 stock options. In the event of termination of an employee, advisor or non-employee director, the Company can repurchase early exercised and unvested stock options for a period of six months following the later of (i) the termination date of the employee or non-employee director or (ii) the exercise date. The Company received $0.1 million in cash proceeds related to the early exercise of stock options during the year ended December 31, 2023.
As a result of the aforementioned repurchase right, the Company initially records the proceeds received from the early exercise of stock options as a liability in the condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was $0.1 million as of March 31, 2024. As of March 31, 2024, 341,198 early exercised stock options remain unvested. The shares of common stock subject to repurchase related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term.
Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the three months ended March 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	19,113	$11.89
Granted	—	$—
Vested	(1,247)	$11.89
Cancelled	—	$—
Unvested as of March 31, 2024	17,866	$11.89
The total grant date fair value of restricted stock units vested during the three months ended March 31, 2024 was less than $0.1 million. No restricted stock units vested during the three months ended March 31, 2023. As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.
11.Commitments and Contingencies
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of its business.
Between July 25 and October 3, 2023, Talaris received eleven demand letters (the “Demands”) regarding the Proxy Statement (as defined below). In addition, three lawsuits were filed (captioned Wieder v. Talaris Therapeutics, Inc., et al., No. 1:23-cv-08355 (S.D.N.Y. filed Sept. 21, 2023), Carlisle v. Talaris Therapeutics, Inc., et al., No. 1:23-cv-08520 (S.D.N.Y. filed Sept. 27, 2023), and Roberts v. Talaris Therapeutics, Inc., et al., No. 1:23-cv-01063 (D. Del. filed Sept. 27, 2023)) (the “Lawsuits,” and together with the Demands, the “Actions”), in each case, by purported stockholders of Talaris challenging the proposed Reverse Merger and the disclosures in the definitive proxy statement filed by Talaris with the SEC on July 20, 2023, and as amended on August 25, 2023 and September 11, 2023 (the “Proxy Statement”). The Actions generally alleged that certain disclosures in the Proxy Statement were false or misleading and asserted claims against Talaris and its Board of Directors for violations of Sections 14(a) and 20(a) of the Exchange Act of 1934. The purported stockholders sought unspecified monetary damages and an award of costs and expenses, including reasonable attorney’s fees. On October 10, 2023, Talaris filed a Current Report on Form 8-K to update and supplement the Proxy Statement, which contained certain additional disclosures relating to the Reverse Merger (the “Supplemental Disclosures”). Thereafter, plaintiffs in the Lawsuits voluntarily dismissed their complaints, and opposing counsel (for the stockholders in the Actions) requested a mootness fee in connection with the Supplemental Disclosures. The Reverse Merger subsequently closed on October 19, 2023.
Thereafter, the parties engaged in a negotiation over payment of a potential mootness fee(s) to resolve all the fee demands. On February 13, 2024, the parties entered into an agreement, under which the Company agreed to pay a total of approximately $0.2 million to resolve all the fee demands and the stockholders released all claims in connection with the Reverse Merger. This amount was recognized as general and administrative expense by the Company during the year ended December 31, 2023.
12.Related Party Transactions
In May 2023, an advisor affiliated with Fourth Avenue FF Opportunities LP – Series Z, previously a beneficial owner the Company’s outstanding capital stock, exercised stock options to purchase 75,782 shares of the Company’s common stock for $0.13 per share. The Company subsequently repurchased the shares from the advisor at $2.76 per share, equivalent to fair value as of the repurchase date, for an aggregate purchase price of $0.2 million. Fourth Avenue FF Opportunities LP – Series Z then purchased the shares from the Company at the same amount $2.76 per share for an aggregate purchase price of $0.2 million.
There were no amounts due to or from any related party as of either March 31, 2024 or December 31, 2023.
13.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Series A convertible preferred stock	—	2,163,764
Outstanding stock options under 2022 Equity Inventive Plan	1,403,409	681,310
Outstanding stock options under 2023 Equity Inventive Plan	1,111,311	—
Unvested restricted stock units under 2023 Equity Incentive Plan	17,451	—
Common stock subject to repurchase related to early exercised stock options	341,198	—
Total	2,873,369	2,845,074

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024 (our “Annual Report”).
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
Our initial product candidate is TOUR006, a fully human monoclonal antibody that selectively binds to interleukin-6 (“IL-6”), a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The anti-IL-6 and anti-IL-6 receptor (“IL-6R”) antibody class (“IL-6 class”) has over two decades of clinical and commercial experience treating over a million patients with a variety of autoimmune and inflammatory diseases. To date, four anti-IL-6 or anti-IL-6R antibodies have been approved in the U.S. These four anti-IL-6 or anti-IL-6R antibodies together generated more than $3.5 billion in global sales in 2023.
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
We are currently evaluating TOUR006 in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in 2025. Further, we expect to commence a pivotal Phase 3 trial of TOUR006 in first-line TED in the second half of 2024, with topline data expected to be reported in 2026.
Our second strategic path is cardiovascular inflammation. We believe TOUR006 has the potential to transform the care of high-risk cardiovascular patients by targeting key inflammatory pathways driving cardiovascular disease. Our first indication under our cardiovascular inflammation strategic path is atherosclerotic cardiovascular disease (“ASCVD”), a leading cause of death globally. Preventing major adverse cardiovascular events (“MACE”), such as death, nonfatal myocardial infarction or nonfatal stroke, has the potential to significantly reduce global cardiovascular disease burden. IL-6 has been identified as a promising drug target for addressing the risk of MACE in ASCVD, and multiple external Phase 3 cardiovascular outcome trials investigating IL-6 blockade are ongoing. We believe that TOUR006 potentially offers a meaningfully enhanced product profile to these competitor programs with a potential for subcutaneous dosing once every three months. As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (“FDA”) on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of C-reactive protein (“CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of TOUR006 in patients with elevated cardiovascular risk. In March 2024, the FDA cleared our Investigational New Drug application (“IND”) related to our ASCVD clinical development program. We initiated a Phase 2 trial of TOUR006 in patients with chronic kidney disease (“CKD”) and elevated high-sensitivity CRP (“hs-CRP”) in April 2024, which we refer to as the TRANQUILITY trial. We expect to report topline data from the TRANQUILITY trial in the first half of 2025. Pending a successful trial, positive results from the TRANQUILITY trial are expected to position us to be Phase 3-ready in 2025 for TOUR006 in cardiovascular disease.
We also plan to identify additional indication opportunities for TOUR006. In addition, we continue to evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune and inflammatory diseases.
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, as well as the Reverse Merger, the Pre-Merger Financing Transaction and the January 2024 Offering, each as defined and described below. As of March 31, 2024, we had total cash, cash equivalents and investments of $350.3 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $13.3 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. In addition, we had an accumulated deficit of $75.4 million as of March 31, 2024. We expect to incur additional losses in the future as we expand our research and development activities.
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
Reverse Merger with Talaris
On June 22, 2023, privately-held Tourmaline Sub, Inc. (formerly Tourmaline Bio, Inc., “Legacy Tourmaline”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talaris Therapeutics, Inc. (“Talaris”), a publicly traded company, and Terrain Merger Sub, Inc., a direct, wholly owned subsidiary of Talaris (“Merger Sub”). On October 19, 2023, Legacy Tourmaline completed the merger with Talaris in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly-owned subsidiary of Talaris (such transaction, the “Reverse Merger”). The Reverse Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Immediately prior to the effective time of the Reverse Merger, Talaris effected a 1-for-10 reverse stock split of its common stock.
Pursuant to the terms of the Merger Agreement, immediately prior to the effective time of the Reverse Merger, each share of Legacy Tourmaline’s Series A convertible preferred stock was converted into a share of Legacy Tourmaline common stock. At the effective time of the Reverse Merger, Talaris issued an aggregate of approximately 15,877,090 shares of common stock to Legacy Tourmaline’s stockholders, based on an exchange ratio of 0.07977 shares of common stock for each share of Legacy Tourmaline’s capital stock, including those shares of Legacy Tourmaline’s common stock issued upon the conversion of the Series A convertible preferred stock and those shares of Legacy Tourmaline’s common stock issued in the Pre-Merger Financing Transaction (as described below), resulting in approximately 20,336,741 shares of common stock of the combined company being issued and outstanding immediately following the effective time of the Reverse Merger. In connection with the Reverse Merger, the Amended and Restated Investor Rights Agreement, dated May 2, 2023, between Tourmaline and certain of its stockholders and the Amended and Restated Investors’ Rights Agreement, dated September 22, 2020, between Talaris and certain of its stockholders, were terminated.
Immediately prior to the completion of the Reverse Merger, pursuant to a securities purchase agreement, Legacy Tourmaline issued 4,092,035 shares (as effected by the exchange ratio described above) of Legacy Tourmaline’s common stock in a private placement for gross proceeds of $75.0 million (the “Pre-Merger Financing Transaction”).
In connection with the completion of the Reverse Merger, Talaris changed its name from “Talaris Therapeutics, Inc.” to “Tourmaline Bio, Inc.,” Legacy Tourmaline changed its name to “Tourmaline Sub, Inc.,” and we began conducting the business conducted by Legacy Tourmaline.
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
The Pfizer License Agreement originally contained an anti-dilution provision that allowed Pfizer to maintain a 15% interest in us on a fully-diluted basis unless and until certain thresholds are met, whereupon the anti-dilution provision would no longer apply. Upon consummation of the Series A Extension on May 4, 2023, we issued 8,823,529 shares of our Series A convertible preferred stock to Pfizer pursuant to this anti-dilution provision. Subsequent to the issuance of these additional shares of Series A convertible preferred stock, the anti-dilution provision is no longer in force and effect. Such shares of Series A convertible preferred stock were converted into 1,272,214 aggregate shares of our common stock upon consummation of the Reverse Merger outlined above.
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
As of March 31, 2024, we do not owe any amounts under the Pfizer License Agreement and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.

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
As of March 31, 2024, no royalty payments or other fees have been paid under the Lonza License Agreement.
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
Other Income, Net
Other income, net is primarily comprised of interest and investment income on our cash equivalents and investments.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$11,376	$6,137	$5,239
General and administrative	6,141	1,365	4,776
Total operating expenses	17,517	7,502	10,015
Loss from operations	(17,517)	(7,502)	(10,015)
Other income, net	4,206	—	4,206
Net loss	$(13,311)	$(7,502)	$(5,809)
Research and Development Expenses
Research and development expenses increased by $5.2 million from $6.1 million for the three months ended March 31, 2023 to $11.4 million for the three months ended March 31, 2024. The increase in research and development expenses was primarily attributable to the following:
•$2.6 million of increased employee compensation costs, including $0.5 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$1.9 million of increased clinical trial expenses related to our spiriTED and TRANQUILITY trials; and
•$0.4 million of increased research and development consulting expenses.

General and Administrative Expenses
General and administrative expenses increased by $4.8 million from $1.4 million for the three months ended March 31, 2023 to $6.1 million for the three months ended March 31, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$1.5 million of increased employee compensation costs, including $0.5 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$1.8 million of increased consulting expenses, including recruiting, commercial planning and other services;
•$0.3 million of increased legal expenses;
•$0.3 million of increased insurance expenses; and
•$0.3 million of increased accounting, audit and tax fees.
Other Income, Net
Other income, net during the three months ended March 31, 2024 was primarily comprised of interest and investment income on our cash equivalents and investments. No such interest and investment income was recognized during the three months ended March 31, 2023 as we did not yet have cash equivalents or investments.
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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $13.3 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $75.4 million as of March 31, 2024.
As of March 31, 2024, we had $350.3 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(14,923)	$(3,791)
Investing activities	(188,869)	(24)
Financing activities	161,352	—
Net decrease in cash, cash equivalents and restricted cash	$(42,440)	$(3,815)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $14.9 million, compared to net cash used in operating activities of $3.8 million for the three months ended March 31, 2023. Net cash used in operating activities increased by $11.1 million primarily due to the overall growth in our operations, including headcount.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $188.9 million, compared to net cash used in investing activities of less than $0.1 million for the three months ended March 31, 2023. Net cash used in investing activities increased by $188.8 million primarily due to purchases of investments during the three months ended March 31, 2024 utilizing the net proceeds received from the January 2024 Offering, partially offset by maturities of investments.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $161.4 million, compared to no net cash provided by financing activities for the three months ended March 31, 2023. Net cash provided by financing activities increased by $161.4 million due to the net proceeds received from the January 2024 Offering.
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
For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Critical Accounting Estimates” and Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our consolidated financial statements contained in our Annual Report. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report.
Recently Issued and Adopted Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information specified under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
As of March 31, 2024, we have continued with the remediation steps that were initiated in the third quarter of 2023, including, but not limited to, hiring additional accounting personnel with expertise commensurate with our financial accounting and reporting requirements and that have the requisite experience to oversee outsourced service providers and specialists, upgrading our financial systems and implementing information technology general controls, establishing controls to identify, assess, and respond to the risks of material misstatement, and establishing controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion.
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
Changes in Internal Control over Financial Reporting
For the three months ended March 31, 2024, other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising from the ordinary course of business. For additional information regarding legal proceedings, if any, see Note 11, “Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe there are currently no pending legal proceedings to which we or our property are subject that could have a material adverse effect on our financial position, results of operations or cash flows.
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

•Our manufacturing and testing of bulk drug substance for TOUR006 currently takes place in China and the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for TOUR006 occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
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
•Even if we obtain approval to market TOUR006 or other potential future product candidates, these products may become subject to unfavorable pricing regulations, reimbursement practices from third-party payors or healthcare reform initiatives in the United States (the “U.S.”) and abroad, which could harm our business.
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
We have identified thyroid eye disease (“TED”) as the lead indication for TOUR006. We submitted an investigational new drug application (“IND”) in the U.S. to support initiation of a Phase 2b trial of TOUR006 in first-line TED. This IND was cleared by the FDA in August 2023, and we initiated the aforementioned Phase 2b trial in September 2023, which we refer to as the spiriTED trial. Further, we expect to commence a pivotal Phase 3 trial of TOUR006 in first-line TED in the second half of 2024.
Our second indication for TOUR006 is expected to be atherosclerotic cardiovascular disease (“ASCVD”). As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of C-reactive protein (“CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of TOUR006 in patients with elevated cardiovascular risk. The related IND was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of TOUR006 in patients with chronic kidney disease (“CKD”) and elevated high-sensitivity CRP (“hs-CRP”) in April 2024, which we refer to as the TRANQUILITY trial. TOUR006 for ASCVD is in an earlier stage of development and will require substantial additional investment for clinical development, prior to potentially being submitted for regulatory review and approval in one or more jurisdictions. If the Phase 2 TRANQUILITY trial is unsuccessful, our development plans for a Phase 3 ASCVD trial would be significantly harmed.

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
We believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Moreover, based on our current development plans and related assumptions, we believe our cash, cash equivalents and investments are sufficient to fund our operations into 2027. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing, or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.
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
Our manufacturing and testing of bulk drug substance for TOUR006 currently takes place in China and in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for TOUR006 occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
We currently contract manufacturing operations to third parties. TOUR006 bulk drug substance for clinical studies is manufactured and tested within third-party facilities in China and the U.S. TOUR006 drug product is manufactured in Austria and the U.S. and packaged in Germany and the U.S. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our product candidates. Furthermore, since bulk drug substance is produced in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. Furthermore, any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
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
•the Health Insurance Portability and Accountability Act (“HIPAA”), imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
As of May 10, 2024, we had 58 full-time employees, including 44 who are engaged in research and development activities, and no part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if TOUR006 or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We have filed nine provisional patent applications in the U.S., four of which have been filed under the Patent Cooperation Treaty (the “PCT”), to obtain patent rights to our inventions, with claims directed to methods of use, combination therapy and other technologies relating to our product candidates. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to us for the same or similar uses. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.
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
We do not currently own or have a license to any issued patents that cover TOUR006, although this product candidate is disclosed and its use claimed in our pending U.S. provisional applications and PCT applications. The patent landscape surrounding TOUR006 is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover the use of such product candidate, that we will obtain sufficiently broad claims to be able to prevent others from selling competing products for the same or similar uses, or that we will be able to protect and maintain any patent protection that we initially secure.
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
If we or our current or future licensors, licensees, partners or collaborators initiate legal proceedings against a third-party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us or our current or future licensors, licensees, partners or collaborators is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent does not cover the technology in question. An adverse result in any litigation proceeding could put one or more of the patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.
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
We, our CROs, our CDMOs, service providers, our current and potential future partners or other third parties with whom we work, could experience a security incident, system disruption or failure, data loss, cyberattack, or similar event that could compromise our systems and data (or those of the third parties with whom we work), result in material disruptions to our business operations, lead to regulatory investigations or actions, litigation, fines and penalties, affect our reputation, revenue or profits, or otherwise harm our business.
We collect, store, receive, transmit, generate, use, transfer, disclose, make accessible, protect, secure, dispose, share and otherwise process (collectively, process) proprietary, confidential and otherwise sensitive information, including personal information (such as health-related data of clinical trial participants and employee information), in the course of our business. Our technology systems and the information and data processed and stored by us or by third parties with whom we work (e.g., research collaborators, partners, CROs, CDMOs, contractors, consultants and other third parties), are vulnerable to a variety of evolving online and offline threats that could result in security incidents, including unauthorized, unlawful, or accidental loss, damage, corruption, access, use, encryption, acquisition, disclosure, misappropriation, or other compromise of such systems or data. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business and may have other adverse effects.
We and third parties with whom we work face threats that are constantly evolving and growing in frequency, sophistication, and intensity. For example, these threats may include (without limitation) malware (including as a result of advanced persistent threat intrusions), viruses, worms, software vulnerabilities and bugs, software or hardware failures, hacking, denial of service attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential harvesting, ransomware, personnel misconduct or errors, credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by AI, earthquakes, fires, floods and other similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Security incidents may result from the actions of a wide variety of actors with a wide range of motives and expertise, including traditional hackers, hacktivists, our personnel, or the personnel of the third parties we work with, sophisticated nation-states, nation-state-supported actors, and organized criminal threat actors. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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
In addition, we rely on third parties to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third parties, including CROs, clinical trial sites and clinical trial vendors, to process sensitive data as part of our research activities. Our ability to monitor these third parties is limited, and these third parties may not have adequate information security measures in place and may expose us to cyberattacks and other security incidents. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
We may be required to, or we may choose to, expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect our information systems and data (including against security incidents), particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have implemented security measures and processes designed to protect against security incidents, we cannot assure you that these security measures that we or our service providers implement will be effective in preventing security incidents, disruptions, cyberattacks, or other similar events. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate, all such vulnerabilities including on a timely and effective basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If our information systems or data, or that of the third parties with whom we work, are compromised or were perceived to be compromised, it could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of TOUR006, to analyze clinical trial samples and to conduct clinical trials, and security incidents experienced by these third parties could have a material adverse effect on our business. Actual or perceived security incidents affecting us or the third parties with whom we work or partner with could result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other liabilities, and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stakeholders, such as individuals, regulators, and others, or take other required remedial or corrective actions and may subject us to liability. Such disclosures and remediation efforts may be costly, and related requirements or the failure to comply with them could lead to adverse consequences.
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
We (and the third parties with whom we work)are subject to rapidly changing and increasingly stringent foreign and domestic laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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

Additionally, other countries have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. Regulators in the U.S. are also increasingly scrutinizing certain personal data transfers and may impose personal data localization requirements.
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
We publish privacy policies and provide notices regarding data privacy and security. If these policies or notices are found to be deficient, lacking in transparency, deceptive, unfair, or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Monitoring, preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change aspects of our business model (such as where we conduct clinical trials). Although we endeavor to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.
If we (or third parties with whom we work) fail, or are perceived to have failed, to address or comply with data privacy, protection and security obligations, we could face significant consequences, including (without limitation): government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and/or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Securities
None.
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 19, 2023.	10-Q	001-40384	3.1	November 14, 2023
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-40384	3.2	May 11, 2021
10.1*#	Amended Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
+	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOURMALINE BIO, INC.

Date:	May 13, 2024	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2024	By:	/s/ Ryan Robinson
Ryan Robinson
Interim Chief Financial Officer, Vice President, Finance and Controller
(Principal Financial and Accounting Officer)