Form 10-Q
period 2024-06-30
Tourmaline Bio, Inc.
filed 2024-08-08
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes x No owe
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer	x	Smaller reporting company	x

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
The registrant had outstanding 25,641,363 shares of common stock, $0.0001 par value per share, as of August 2, 2024.

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
•the therapeutic potential of pacibekitug (also referred to as TOUR006) and future product candidates;
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
•our ability to continue to satisfy the listing requirements of The Nasdaq Stock Market and have our stock continue to trade thereon; and

•the effects of macroeconomic and geopolitical conditions and unforeseeable events, such as the war in Ukraine and hostilities in the Middle East, potential bank failures and global health crises like the COVID-19 pandemic.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tourmaline Bio, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and par value mounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$70,148	$140,726
Short-term investments	219,385	62,225
Prepaid expenses and other current assets	8,594	5,923
Total current assets	298,127	208,874
Property and equipment, net	65	85
Long-term investments	44,878	—
Restricted cash	227	227
Operating lease right-of-use asset	290	362
Other non-current assets	1,204	747
Total assets	$344,791	$210,295
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,387	$1,071
Accrued expenses and other current liabilities	3,750	3,710
Operating lease liability, current portion	224	221
Total current liabilities	6,361	5,002
Operating lease liability, net of current portion	109	194
Other liabilities	39	57
Total liabilities	6,509	5,253
Commitments and Contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, no shares issued or outstanding as of June 30, 2024 or December 31, 2023	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of June 30, 2024 and December 31, 2023, 25,647,755 and 20,337,571 voting shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 10,000,000 non-voting shares authorized as of June 30, 2024 and December 31, 2023, no non-voting shares issued or outstanding as of June 30, 2024 or December 31, 2023	3	2
Additional paid-in capital	431,580	267,024
Accumulated other comprehensive (loss) income	(452)	67
Accumulated deficit	(92,849)	(62,051)
Total stockholders’ equity	338,282	205,042
Total liabilities and stockholders’ equity	$344,791	$210,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$15,734	$14,454	$27,110	$20,591
General and administrative	6,237	1,920	12,378	3,285
Total operating expenses	21,971	16,374	39,488	23,876
Loss from operations	(21,971)	(16,374)	(39,488)	(23,876)
Other income, net	4,484	245	8,690	245
Net loss	$(17,487)	$(16,129)	$(30,798)	$(23,631)
Net loss per share, basic and diluted	$(0.68)	$(16.29)	$(1.24)	$(24.93)
Weighted-average common shares outstanding, basic and diluted	25,724	990	24,908	948
Comprehensive loss:
Net loss	$(17,487)	$(16,129)	$(30,798)	$(23,631)
Other comprehensive loss:
Unrealized loss on investments	(199)	—	(519)	—
Comprehensive loss	$(17,686)	$(16,129)	$(31,317)	$(23,631)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares*	Amount
Balance at December 31, 2022	27,125,000	$27,125	867,499	$—	$195	$—	$(19,927)	$(19,732)
Stock-based compensation expense	—	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	—	(7,502)	(7,502)
Balance at March 31, 2023	27,125,000	27,125	867,499	—	588	—	(27,429)	(26,841)
Issuance of Series A convertible preferred stock, net of issuance costs	92,200,000	91,823	—	—	—	—	—	—
Issuance of Series A convertible preferred stock pursuant to anti-dilution provision of the Pfizer License Agreement	8,823,529	8,824	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	416	—	—	416
Issuance of common stock from exercise of stock options, including early exercises	—	—	695,142	—	7	—	—	7
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(16,129)	(16,129)
Balance at June 30, 2023	128,148,529	$127,772	1,562,641	$—	$1,029	$—	$(43,558)	$(42,529)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	20,337,571	$2	$267,024	$67	$(62,051)	$205,042
Issuance of common stock from public offering, net of issuance costs	—	—	5,307,691	1	161,352	—	—	161,353
Stock-based compensation expense	—	—	—	—	1,388	—	—	1,388
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	—	—	(13,311)	(13,311)
Balance at March 31, 2024	—	—	25,646,509	3	429,771	(253)	(75,362)	354,159
Stock-based compensation expense	—	—	—	—	1,789	—	—	1,789
Vesting of early exercised stock options	—	—	—	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	—	—	1,246	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	—	—	(17,487)	(17,487)
Balance at June 30, 2024	—	$—	25,647,755	$3	$431,580	$(452)	$(92,849)	$338,282
* Amounts have been restated for the impact of the reverse merger outlined further within Notes 1 and 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(30,798)	$(23,631)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	—	8,824
Stock-based compensation expense	3,177	809
Non-cash lease expense	72	61
Depreciation on property and equipment	20	13
Accretion of discount on investments	(3,471)	—
Realized gain on investments	(87)	—
Other non-cash items	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,669)	(1,400)
Other non-current assets	(457)	—
Accounts payable	1,316	802
Accrued expenses and other current liabilities	49	1,175
Operating lease liabilities	(82)	—
Net cash used in operating activities	(32,930)	(13,332)
Investing activities:
Purchases of property and equipment	—	(37)
Purchases of investments	(258,400)	—
Maturities of investments	59,400	—
Net cash used in investing activities	(199,000)	(37)
Financing activities:
Proceeds from issuance of Series A convertible preferred stock	—	92,057
Proceeds from exercise of stock options	—	144
Proceeds from public offering of common stock, net of issuance costs	161,352	—
Net cash provided by financing activities	161,352	92,201
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,578)	78,832
Cash, cash equivalents and restricted cash—Beginning of period	140,953	8,474
Cash, cash equivalents and restricted cash—End of period	$70,375	$87,306
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,148	$87,090
Restricted cash	227	216
Total cash, cash equivalents and restricted cash	$70,375	$87,306
Non-cash investing and financing activities:
Issuance of Series A convertible preferred stock pursuant to Pfizer License Agreement	$—	$8,824
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$7
Unpaid deferred offering costs included in accrued expenses	$—	$2,324
Unpaid Series A issuance costs included in accounts payable and accrued expenses	$—	$234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Nature of Business
Overview
Tourmaline Bio, Inc. (the “Company”) is a late-stage clinical biotechnology company focused on developing transformative medicines that dramatically improve the lives of patients with life-altering immune and inflammatory diseases. The Company is developing pacibekitug (also referred to as TOUR006), a fully human monoclonal antibody that selectively binds to interleukin-6, a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The Company’s corporate headquarters are in New York, New York.
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
Following the completion of the Reverse Merger, on June 30, 2024, Legacy Tourmaline merged with and into the Company, with the Company as the surviving entity (the “Roll-Up Merger”).
Liquidity
As of June 30, 2024, the Company had cash, cash equivalents, and investments of $334.4 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 8, 2024, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024 (the “2023 Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, is unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements included in the 2023 Form 10-K.
Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period.
The condensed consolidated financial statements include the accounts of Tourmaline Bio, Inc. and its former wholly owned subsidiary, Tourmaline Sub, Inc. As outlined within Note 1, “Nature of Business”, Tourmaline Sub, Inc. was merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity, upon the consummation of the Roll-Up Merger on June 30, 2024. All historical intercompany transactions and balances have been eliminated in consolidation.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the related Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.
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
3.Reverse Merger
As described within Note 1, “Nature of Business”, the Reverse Merger was completed on October 19, 2023. The Reverse Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP with Legacy Tourmaline as the accounting acquirer of Talaris. Under reverse recapitalization accounting, the assets and liabilities of Talaris were recorded at their fair value in the Company’s financial statements at the effective time of the Reverse Merger. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Legacy Tourmaline for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of Talaris, the legal acquirer, and a recapitalization of the equity of Legacy Tourmaline, the accounting acquirer.
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

4.Pfizer License Agreement
On May 3, 2022 (the “Effective Date”), the Company entered into a License Agreement (the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company obtained an exclusive, sublicensable, royalty-bearing, worldwide right to use and license under certain know-how for the development, commercialization and manufacture of PF-04236921 (the “Compound”, now known as pacibekitug) and any pharmaceutical or biopharmaceutical product incorporating the Compound (the “Product”), for the treatment, diagnosis, or prevention of any and all diseases, disorders, illnesses and conditions in humans and animals. In consideration for the license and other rights the Company received under the Pfizer License Agreement, the Company paid Pfizer an upfront payment of $5.0 million and issued to Pfizer 7,125,000 Series A preferred units of Tourmaline Bio, LLC (the predecessor of Legacy Tourmaline), which subsequently converted to 7,125,000 shares of Series A convertible preferred stock of Legacy Tourmaline, representing a 15% interest in the Company on a fully-diluted basis at the time of issuance. The units were issued for $1.00 per unit, representing a total value of $7.1 million. In accordance with ASC Topic 805, Business Combinations, the Pfizer License Agreement was accounted for as an asset acquisition as the licensed compound represented substantially all of the fair value of the gross assets acquired. On the Effective Date, the licensed compound had not yet received regulatory approval and did not have an alternative use. Accordingly, the total consideration transferred of $12.1 million was recorded as research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.
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
As of June 30, 2024, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
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
5.Fair Value Measurements
The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Investments also include commercial paper, government securities, and corporate debt securities which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

Assets measured at fair value on a recurring basis as of June 30, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$10,981	$10,981	$—	$—
Commercial paper	69,153	—	69,153	—
Government securities	60,632	51,227	9,405	—
Corporate debt securities	89,601	—	89,601	—
Total cash equivalents and short-term investments	230,367	62,208	168,159	—
Long-term investments:
Corporate debt securities	44,878	—	44,878	—
Total long-term investments	44,878	—	44,878	—
Total cash equivalents and investments	$275,245	$62,208	$213,037	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$4,604	$—	$—
Commercial paper	32,555	—	32,555	—
Government securities	26,724	7,907	18,817	—
Corporate debt securities	2,947	—	2,947	—
Total cash equivalents and short-term investments	66,830	12,511	54,319	—
Total cash equivalents and investments	$66,830	$12,511	$54,319	$—
There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 or December 31, 2023. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended June 30, 2024 or during the year ended December 31, 2023.

6.Investments
Cash equivalents, short-term and long-term investments as of June 30, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$10,981	$—	$—	$10,981
Commercial paper	69,255	—	(102)	69,153
Government securities	60,681	—	(49)	60,632
Corporate debt securities	89,770	—	(169)	89,601
Total cash equivalents and short-term investments	230,687	—	(320)	230,367
Long-term investments:
Corporate debt securities	45,077	—	(199)	44,878
Total long-term investments	45,077	—	(199)	44,878
Total cash equivalents and investments	$275,764	$—	$(519)	$275,245
Cash equivalents and short-term investments as of December 31, 2023 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$—	$—	$4,604
Commercial paper	32,515	44	(4)	32,555
Government securities	26,703	25	(4)	26,724
Corporate debt securities	2,941	6	—	2,947
Total cash equivalents and short-term investments	66,763	75	(8)	66,830
Total cash equivalents and investments	$66,763	$75	$(8)	$66,830
As of June 30, 2024, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $244.2 million. As of December 31, 2023, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $49.3 million. As of June 30, 2024 and December 31, 2023, the Company did not hold any securities that were in an unrealized loss position for greater than twelve months. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the six months ended June 30, 2024 or during the year ended December 31, 2023.

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	June 30,	December 31,
	2024	2023
Accrued bonus	$1,721	$1,994
Accrued clinical and manufacturing costs	284	438
Accrued consulting fees	699	341
Accrued external audit and tax fees	438	351
Accrued legal fees	85	237
Other accrued expenses and other current liabilities	523	349
Total accrued expenses and other current liabilities	$3,750	$3,710
8.Convertible Preferred Stock
On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “Initial Series A Securities Purchase Agreement”) with various entities and individuals for the purchase of Series A convertible preferred units. As part of the Initial Series A Securities Purchase Agreement, the Company authorized the issuance and sale of up to 20,000,000 shares of its Series A convertible preferred units at a price of $1.00 per unit for total proceeds of $20.0 million. The Series A convertible preferred units were convertible into the Company’s Common Units at a 1:1 ratio. The obligations of the parties to purchase and sell the Series A convertible preferred units were subject to the Company entering into the Pfizer License Agreement. As outlined further within Note 4, “Pfizer License Agreement,” the Company also issued to Pfizer 7,125,000 Series A convertible preferred units in May 2022 conjunction with the Pfizer License Agreement.
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
Subsequent to consummation of the Reverse Merger, the Company is authorized to issue 10,000,000 shares of undesignated preferred stock, however no such shares were issued or outstanding as of June 30, 2024.
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
Total gross proceeds from the January 2024 Offering were approximately $172.5 million, including the full exercise by the Underwriters of their option to purchase additional shares. Net proceeds were approximately $161.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.
As of June 30, 2024, the Company is authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2024, no dividends had been declared.
As of June 30, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	June 30,	December 31,
	2024	2023
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,403,409	1,403,409
Exercises of outstanding stock options under 2023 Equity Incentive Plan	1,429,811	1,042,291
Vesting of restricted stock units under 2023 Equity Incentive Plan	16,620	19,113
Common stock subject to repurchase related to early exercised stock options	293,466	388,943
Future issuances under 2023 Equity Incentive Plan	1,600,802	971,444
Future issuances under 2023 Employee Stock Purchase Plan	406,742	203,367
Total shares reserved for future issuance	5,150,850	4,028,567
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
The 2023 Plan initially provided for the issuance of up to 2,033,677 shares of common stock (the “Initial 2023 Plan Share Reserve”). Subject to any other adjustments as defined in the 2023 Plan, such aggregate number of shares of common stock will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to 5% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase (such increase, the “2023 Plan Evergreen Refresh”); provided, however, that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is three multiplied by the Initial 2023 Plan Share Reserve.
Under the aforementioned 2023 Plan Evergreen Refresh, 1,016,878 shares were added to the Initial 2023 Plan Share Reserve effective January 1, 2024. As of June 30, 2024, there were 1,600,802 shares available for issuance under the 2023 Plan.
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
Under the aforementioned ESPP Evergreen Refresh, 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2024 such that 406,742 shares of common stock may be issued under the 2023 ESPP as of June 30, 2024.
No offering periods under the 2023 ESPP had been initiated as of June 30, 2024.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$698	$72	$1,254	$116
General and administrative	1,091	344	1,923	693
Total stock-based compensation expense	$1,789	$416	$3,177	$809
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2024 and 2023 was calculated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.2% – 4.7%	3.5% – 3.9%	3.9% – 4.7%	3.4% – 3.9%
Dividend yield	—%	—%	—%	—%
Volatility	82.4% – 84.6%	82.7% – 83.1%	82.4% – 85.7%	82.7% – 84.3%
Expected term (in years)	5.5 - 6.1	6.1	5.5 - 6.1	5.5 – 6.1
The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the three months ended June 30, 2024 and 2023 was $15.86 and $7.86 per share, respectively. The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the six months ended June 30, 2024 and 2023 was $18.81 and $6.27 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2024 and 2023 was $11.59 and $5.72 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $13.81 and $5.39 per share, respectively.
The following table summarizes changes in stock option activity during the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,445,700	$9.29	9.6	$41,320
Granted	399,150	$18.81
Exercised	—	$—
Cancelled	(11,630)	$10.88
Outstanding as of June 30, 2024	2,833,220	$10.62	8.9	$9,467
Exercisable as of June 30, 2024	400,436	$8.36	8.7	$1,842
No stock options were exercised during the three or six months ended June 30, 2024. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023 was $1.8 million.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $19.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.
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
As a result of the aforementioned repurchase right, the Company initially records the proceeds received from the early exercise of stock options as a liability in the condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was $0.1 million as of June 30, 2024. As of June 30, 2024, 293,466 early exercised stock options remain unvested. The shares of common stock subject to repurchase related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term.

Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the six months ended June 30, 2024:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	19,113	$11.89
Granted	—	$—
Vested	(2,493)	$11.89
Cancelled	—	$—
Unvested as of June 30, 2024	16,620	$11.89
The total grant date fair value of restricted stock units vested during each of the three and six months ended June 30, 2024 was less than $0.1 million. No restricted stock units vested during the three or six months ended June 30, 2023. As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.2 years.
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
12.Related Party Transactions
In May 2023, an advisor affiliated with Fourth Avenue FF Opportunities LP – Series Z, previously a beneficial owner of the Company’s outstanding capital stock, exercised stock options to purchase 75,782 shares of the Company’s common stock for $0.13 per share. The Company subsequently repurchased the shares from the advisor at $2.76 per share, equivalent to fair value as of the repurchase date, for an aggregate purchase price of $0.2 million. Fourth Avenue FF Opportunities LP – Series Z then purchased the shares from the Company at the same amount $2.76 per share for an aggregate purchase price of $0.2 million.
There were no amounts due to or from any related party as of either June 30, 2024 or December 31, 2023.

13.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Series A convertible preferred stock	—	10,222,414
Outstanding stock options under 2022 Equity Inventive Plan	1,403,409	1,248,432
Outstanding stock options under 2023 Equity Inventive Plan	1,429,811	—
Unvested restricted stock units under 2023 Equity Incentive Plan	16,204	—
Common stock subject to repurchase related to early exercised stock options	293,466	511,161
Total	3,142,890	11,982,007

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
Our initial product candidate is pacibekitug (also referred to as TOUR006), a fully human monoclonal antibody that selectively binds to interleukin-6 (“IL-6”), a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The anti-IL-6 and anti-IL-6 receptor (“IL-6R”) antibody class (“IL-6 class”) has over two decades of clinical and commercial experience treating over a million patients with a variety of autoimmune and inflammatory diseases. To date, four anti-IL-6 or anti-IL-6R antibodies have been approved in the U.S. These four anti-IL-6 or anti-IL-6R antibodies together generated more than $3.5 billion in global sales in 2023.
Pacibekitug is a long-acting anti-IL-6 antibody which we believe has best-in-class properties including a high binding affinity to IL-6, long half-life, and low observed immunogenicity. These characteristics may allow pacibekitug to achieve substantial IL-6 pathway suppression with relatively low amounts of drug exposure, potentially enabling delivery in a convenient, low volume, infrequently administered, subcutaneous injection.
We are pursuing two strategic paths for pacibekitug, the first of which we refer to as “FcRn+”. Neonatal Fc receptor (“FcRn”) inhibitors have emerged as a novel therapeutic class to treat autoantibody-driven diseases. However, FcRn inhibitors have significant limitations including suboptimal efficacy, lack of durable efficacy, high burden dosing profile, and an unknown long-term safety profile. We believe pacibekitug has the potential to be a superior therapy for a wide range of autoantibody-driven diseases, compared to FcRn inhibitors. We have identified thyroid eye disease (“TED”) as our beachhead indication for our FcRn+ strategy. TED is an autoimmune disease characterized by autoantibody-mediated activation of the tissues surrounding the eye, causing inflammation and disfigurement which can be sight-threatening in severe cases. We have identified a substantial body of published clinical observations characterizing the beneficial off-label use of currently marketed IL-6 pathway inhibitors, namely Actemra® (tocilizumab), an anti-IL-6R monoclonal antibody, in reducing inflammation, eye-bulging, and levels of autoantibodies in patients with TED. However, no formal, industry-sponsored development effort studying the IL-6 class for the treatment of TED has been completed to date.
We are currently evaluating pacibekitug in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in 2025. Further, we expect to commence a pivotal Phase 3 trial of pacibekitug in first-line TED in the second half of 2024, with topline data expected to be reported in 2026.
Our second strategic path is cardiovascular inflammation. We believe pacibekitug has the potential to transform the care of high-risk cardiovascular patients by targeting key inflammatory pathways driving cardiovascular disease. Our first indication under our cardiovascular inflammation strategic path is atherosclerotic cardiovascular disease (“ASCVD”), a leading cause of death globally. Preventing major adverse cardiovascular events (“MACE”), such as death, nonfatal myocardial infarction or nonfatal stroke, has the potential to significantly reduce global cardiovascular disease burden. IL-6 has been identified as a promising drug target for addressing the risk of MACE in ASCVD, and multiple external Phase 3 cardiovascular outcome trials investigating IL-6 blockade are ongoing. We believe that pacibekitug potentially offers a meaningfully enhanced product profile to these competitor programs with a potential for subcutaneous dosing once every three months. As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (“FDA”) on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of C-reactive protein (“CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. In March 2024, the FDA cleared our Investigational New Drug application (“IND”) related to our ASCVD clinical development program. We initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease (“CKD”) and elevated high-sensitivity CRP (“hs-CRP”) in April 2024, which we refer to as the TRANQUILITY trial. We expect to report topline data from the TRANQUILITY trial in the first half of 2025. Pending a successful trial, positive results from the TRANQUILITY trial are expected to position us to be Phase 3-ready in 2025 for pacibekitug in cardiovascular disease.
We also plan to identify additional indication opportunities for pacibekitug. In addition, we continue to evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune and inflammatory diseases.
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, as well as the Reverse Merger, the Pre-Merger Financing Transaction and the January 2024 Offering, each as defined and described below. As of June 30, 2024, we had total cash, cash equivalents and investments of $334.4 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $30.8 million and $23.6 million for the six months ended June 30, 2024 and 2023, respectively. In addition, we had an accumulated deficit of $92.8 million as of June 30, 2024. We expect to incur additional losses in the future as we expand our research and development activities.
Recent Developments
January 2024 Public Offering
On January 25, 2024, we entered into an underwriting agreement with Jefferies LLC, Piper Sandler & Co., Guggenheim Securities, LLC and Truist Securities, Inc. (collectively, the “Underwriters”) relating to the public offering of 4,615,384 shares of our common stock at a public offering price of $32.50 per share (the “January 2024 Offering”). We granted the Underwriters a 30-day option to purchase up to 692,307 shares of common stock at the public offering price, less underwriting discounts and commissions, which was exercised by the Underwriters in full on January 25, 2024.  The January 2024 Offering closed on January 29, 2024, and we issued and sold a total of 5,307,691 shares of common stock to the Underwriters for net proceeds of $161.4 million after deducting underwriting discounts and offering costs.
Reverse Merger with Talaris
On June 22, 2023, privately-held Tourmaline Sub, Inc. (formerly Tourmaline Bio, Inc., “Legacy Tourmaline”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talaris Therapeutics, Inc. (“Talaris”), a publicly traded company, and Terrain Merger Sub, Inc., a direct, wholly owned subsidiary of Talaris (“Merger Sub”). On October 19, 2023, Legacy Tourmaline completed the merger with Talaris in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly owned subsidiary of Talaris (such transaction, the “Reverse Merger”). The Reverse Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
In connection with the completion of the Reverse Merger, Talaris changed its name from “Talaris Therapeutics, Inc.” to “Tourmaline Bio, Inc.,” Legacy Tourmaline changed its name to “Tourmaline Sub, Inc.,” and we began conducting the business conducted by Legacy Tourmaline. On June 30, 2024, Tourmaline Sub, Inc. was merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity.
License Agreements
Pfizer License Agreement
On May 3, 2022, we entered into a License Agreement (the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, sublicensable, royalty-bearing, worldwide right to use and license under certain know-how for the development, commercialization and manufacture of PF-04236921 (now known as pacibekitug) and any pharmaceutical or biopharmaceutical product incorporating such compound for the treatment, diagnosis, or prevention of any and all diseases, disorders, illnesses and conditions in humans and animals. In consideration for the license and other rights we received under the Pfizer License Agreement, we paid Pfizer an upfront payment of $5.0 million of cash and granted Pfizer 7,125,000 Series A preferred units of Tourmaline Bio, LLC, the predecessor of Legacy Tourmaline (which subsequently converted to 7,125,000 shares of our Series A preferred stock) at $1.00 per share for aggregate consideration of approximately $7.1 million to us, with such shares representing 15% of all of our capital stock on a fully-diluted basis at the time of issuance.
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
As of June 30, 2024, we do not owe any amounts under the Pfizer License Agreement and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.

Lonza License Agreement
In May 2022, we entered into the Lonza License Agreement with Lonza Sales AG (“Lonza”), pursuant to which we obtained a worldwide, non-exclusive, sublicensable (subject to certain conditions) license under certain know-how to market, sell, offer for sale, distribute, import and export products containing pacibekitug (“Product”). We also obtained a non-exclusive, sublicensable (subject to certain conditions) license under certain licensed know-how to use, develop, and manufacture (including have manufactured in accordance with the terms of the Lonza License Agreement) the Product at premises approved by Lonza.
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
As of June 30, 2024, no royalty payments or other fees have been paid under the Lonza License Agreement.
Macroeconomic Considerations
Worldwide economic conditions remain uncertain and we continue to monitor the impact of macroeconomic conditions, including those related to global health crises like COVID-19, global geopolitical conflicts such as the war in Ukraine and hostilities in the Middle East and fluctuating inflation rates. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.
Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global geopolitical conflicts, and employee availability and wage increases, which may result in additional stress on our working capital resources.
Financial Operations Overview
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts are successful and result in commercialization of pacibekitug or any future product candidates or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, payments from such collaboration or license agreements or a combination thereof.
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

•payments to third parties in connection with the research and development of pacibekitug and any future product candidates, including agreements with third parties such as contract research organizations (“CROs”), clinical trial sites and consultants;
•the cost of manufacturing products for use in our clinical and preclinical studies, including payments to contract development and manufacturing organizations (“CDMOs”) and consultants; and
•payments to third parties in connection with the preclinical development of pacibekitug and any future product candidates, including for outsourced professional scientific development services, consulting research and collaborative research.
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
The successful development of pacibekitug and any future product candidates is highly uncertain, and management does not believe it is possible at this time to accurately project the nature, timing and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, pacibekitug and any future product candidates. To the extent pacibekitug and any future product candidates continue to advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. The duration, costs and timing of development of pacibekitug and any future product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:
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

•the cost and timing of manufacturing pacibekitug and any future product candidates;
•the phase of development of pacibekitug and any future product candidates;
•the efficacy and safety profile of pacibekitug and any future product candidates;
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
•the availability of drug substance and drug product for use in production of pacibekitug and any future product candidates;
•the development of commercial scale manufacturing and distribution processes for pacibekitug and any future product candidates;
•establishing and maintaining agreements with third-party manufacturers for commercial manufacturing, if we pursue a third-party manufacturing strategy outside of the U.S, and if pacibekitug and any future product candidates are approved;
•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S and internationally;
•our ability to protect our rights in our intellectual property portfolio;
•our ability to successfully recruit and retain employees;
•the commercialization of pacibekitug and any future product candidates, if and when approved;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•the acceptance of pacibekitug and any future product candidates, if approved, by patients, the medical community and third-party payors;
•evolving standards of care in target indications;
•competition with other marketed or development-stage products; and
•a continued acceptable safety profile of our therapies following approval, if and when approved.
A change in the outcome of any of these variables with respect to the development of pacibekitug or any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for our product candidate or any future product candidates.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$15,734	$14,454	$1,280
General and administrative	6,237	1,920	4,317
Total operating expenses	21,971	16,374	5,597
Loss from operations	(21,971)	(16,374)	(5,597)
Other income, net	4,484	245	4,239
Net loss	$(17,487)	$(16,129)	$(1,358)
Research and Development Expenses
Research and development expenses increased by $1.3 million from $14.5 million for the three months ended June 30, 2023 to $15.7 million for the three months ended June 30, 2024. The increase in research and development expenses was primarily attributable to the following:
•$3.5 million of increased employee compensation costs, including $0.6 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$2.7 million of increased clinical trial expenses related to our spiriTED and TRANQUILITY trials;
•$2.6 million of increased chemistry, manufacturing, and controls (“CMC”) costs;
•$0.7 million of increased medical affairs expenses; and
•$0.3 million of increased research and development consulting expenses.
We recognized $8.8 million of research and development expense during the three months ended June 30, 2023, related to the issuance of additional shares to Pfizer under the anti-dilution provision outlined above; no such research and development expense was recognized during the three months ended June 30, 2024.

General and Administrative Expenses
General and administrative expenses increased by $4.3 million from $1.9 million for the three months ended June 30, 2023 to $6.2 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$1.8 million of increased employee compensation costs, including $0.7 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$1.2 million of increased consulting expenses, including recruiting, commercial planning and other services;
•$0.3 million of increased legal expenses;
•$0.3 million of increased insurance expenses; and
•$0.2 million of increased information technology (“IT”) expenses.
Other Income, Net
Other income, net increased by $4.2 million from $0.2 million for the three months ended June 30, 2023 to $4.5 million for the three months ended June 30, 2024. The increase in other income, net was primarily attributable to a $3.0 million increase in investment income and a $1.2 million increase in interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$27,110	$20,591	$6,519
General and administrative	12,378	3,285	9,093
Total operating expenses	39,488	23,876	15,612
Loss from operations	(39,488)	(23,876)	(15,612)
Other income, net	8,690	245	8,445
Net loss	$(30,798)	$(23,631)	$(7,167)
Research and Development Expenses
Research and development expenses increased by $6.5 million from $20.6 million for the six months ended June 30, 2023 to $27.1 million for the six months ended June 30, 2024. The increase in research and development expenses was primarily attributable to the following:
•$6.1 million of increased employee compensation costs, including $1.1 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$4.7 million of increased clinical trial expenses related to our spiriTED and TRANQUILITY trials;
•$2.5 million of increased CMC costs;
•$0.9 million of increased medical affairs costs; and
•$0.7 million of increased research and development consulting expenses.

We recognized $8.8 million of research and development expense during the six months ended June 30, 2023 related to the issuance of additional shares to Pfizer under the anti-dilution provision outlined above; no such research and development expense was recognized during the six months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses increased by $9.1 million from $3.3 million for the six months ended June 30, 2023 to $12.4 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$3.3 million of increased employee compensation costs, including $1.2 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$3.0 million of increased consulting expenses, including recruiting, commercial planning and other services;
•$0.7 million of increased insurance expenses;
•$0.5 million of increased legal expenses; and
•$0.5 million of increased IT expenses.
Other Income, Net
Other income, net increased by $8.4 million from $0.2 million for the six months ended June 30, 2023 to $8.7 million for the six months ended June 30, 2024. The increase in other income, net was primarily attributable to a $5.8 million increase in investment income and a $2.6 million increase in interest income.
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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $30.8 million and $23.6 million for the six months ended June 30, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $92.8 million as of June 30, 2024.
As of June 30, 2024, we had $334.4 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
Future Capital Requirements
Since inception, we have not generated any revenue from product sales. Management does not expect to generate any meaningful product revenue unless and until we obtain regulatory approval of and commercialize our product candidate and any future product candidates, and management does not know when, or if, that will occur. Until we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidate and any future product candidates and fund operations for the foreseeable future. Management expects our expenses to increase in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may harm our business.
In order to complete the development of pacibekitug and any future product candidates and to build the sales, marketing and distribution infrastructure that management believes will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our own common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market themselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S and worldwide resulting from recent bank failures, other general macroeconomic conditions and otherwise. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Management cannot provide assurance that we will ever generate positive cash flow from operating activities.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount and timing of our capital requirements. Our future funding requirements will depend on many factors, including:
•the scope, timing, progress, results, and costs of researching and developing pacibekitug, and conducting larger and later-stage clinical trials;
•the scope, timing, progress, results, and costs of researching and developing other product candidates that we may pursue;
•the costs, timing, and outcome of regulatory review of pacibekitug and any future product candidates;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for pacibekitug and any future product candidates for which we receive marketing approval;
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
A change in the outcome of any of these or other factors with respect to the development of pacibekitug and any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans.
As described above, if we progress pacibekitug through clinical development and, if approved, commercialize it, we may be required to pay Pfizer up to $128.0 million upon the achievement of specific development and regulatory milestones and up to $525.0 million upon the first achievement of specific sales milestones. Upon commercialization, we would also be obligated to pay Pfizer and Lonza royalties on product sales, as outlined in more detail above.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(32,930)	$(13,332)
Investing activities	(199,000)	(37)
Financing activities	161,352	92,201
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,578)	$78,832
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $32.9 million, compared to net cash used in operating activities of $13.3 million for the six months ended June 30, 2023. Net cash used in operating activities increased by $19.6 million primarily due to the overall growth in our operations, including headcount.
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $199.0 million, compared to net cash used in investing activities of less than $0.1 million for the six months ended June 30, 2023. Net cash used in investing activities increased by $199.0 million primarily due to purchases of investments during the six months ended June 30, 2024 utilizing the net proceeds received from the January 2024 Offering, partially offset by maturities of investments.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $161.4 million, compared to net cash provided by financing activities of $92.2 million for the six months ended June 30, 2023. Net cash provided by financing activities during the six months ended June 30, 2024 was primarily comprised of net proceeds received from the January 2024 Offering whereas net cash provided by financing activities during the six months ended June 30, 2023 was primarily comprised of net proceeds received from the Series A Extension financing.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
As of June 30, 2024, we have continued with the remediation steps that were initiated in the third quarter of 2023, including, but not limited to, hiring additional accounting personnel with expertise commensurate with our financial accounting and reporting requirements and that have the requisite experience to oversee outsourced service providers and specialists, upgrading our financial systems and implementing information technology general controls, establishing controls to identify, assess, and respond to the risks of material misstatement, and establishing controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion.
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
Changes in Internal Control over Financial Reporting
During the period covered by this Quarterly Report on Form 10-Q, other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business is highly dependent on the success of pacibekitug (also referred to as TOUR006) as well as any other potential future product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, pacibekitug or any other potential future product candidates, or if we experience delays in doing so, our business will be materially harmed.
•We will need significant additional capital to proceed with development and commercialization of pacibekitug and any potential future product candidates and our other operations. We may not be able to access sufficient capital on acceptable terms, if at all, and, as a result, we may be required to delay, scale back or discontinue development of such product candidates or other operations.
•We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
•We will incur additional costs and increased demands upon management as a result of complying with the laws and regulations applicable to public companies.
•We may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize, and manufacture pacibekitug and any potential future product candidates.
•We rely completely on contract development and manufacturing organizations (“CDMOs”) for the manufacture and testing of pacibekitug and any potential future product candidates under current good manufacturing practices (“cGMP”), and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of any potential product candidates and any future products. Additionally, any difficulties in the transfer of drug substance or drug product to or from manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

•As of June 30, 2024, our manufacturing and testing of bulk drug substance for pacibekitug takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
•We may seek to establish business development arrangements (“BD Arrangements”), and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
•Pacibekitug and any other of our future product candidates must undergo rigorous clinical trials before seeking regulatory approvals, and clinical trials may be delayed, suspended, or terminated at any time for many reasons, any of which could delay or prevent regulatory approval and, if approval is granted, commercialization of our product candidates.
•If clinical trials of pacibekitug or any potential future product candidates fail to timely initiate, enroll, complete, or produce positive results, or if such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (the “FDA”) or comparable health authorities or sufficiently to demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, development of pacibekitug, or any potential future product candidates, may be delayed or prevented, which would have a material adverse effect on our business.
•Even if we obtain approval to market pacibekitug or other potential future product candidates, these products may become subject to unfavorable pricing regulations, reimbursement practices from third-party payors or healthcare reform initiatives in the United States (the “U.S.”) and abroad, which could harm our business.
•We expect to expand our clinical development, manufacturing, and regulatory capabilities and potentially implement sales, marketing, and distribution capabilities, including significant growth in the number of our employees, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•Healthcare reform may negatively impact our ability to profitably sell pacibekitug and any potential future product candidates, if approved.
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
We are a biotechnology company with a limited operating history and a single product candidate, pacibekitug, in development to date. Legacy Tourmaline was formed in 2021 and commenced operations in 2022. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization, and we may not be successful in doing so in the future. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.
In addition, as a business with a limited operating history, we may encounter unforeseen expenses, technical or regulatory challenges, or unanticipated delays in development timelines. We will eventually need to transition from a company with a clinical development focus to a company, if pacibekitug or any potential future product candidates are approved, capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred net losses every year since our inception and have no source of product revenue. We expect to continue to incur significant operating losses and may never become profitable.
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Legacy Tourmaline has incurred losses in each year since it commenced operations.
We expect to continue to incur significant research and development (“R&D”) costs and other expenses related to our ongoing operations for the foreseeable future, particularly to fund R&D of, and seek regulatory approvals for, pacibekitug and any potential future product candidates. We also expect to continue to incur significant operating losses over the next several years as our research, development, manufacturing, preclinical study, clinical trial and related activities grow. We expect our accumulated deficit will also increase in future periods. The size of our future net losses will depend, in part, on the amount of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital.
In addition, we will not be able to generate product revenue unless and until pacibekitug, or any potential future product candidate, successfully completes clinical trials, receives regulatory approval, and is successfully commercialized or generates revenues through business development activities. We do not expect to receive product revenue from our product candidates for a number of years, if ever.
Our ability to generate any product revenue from pacibekitug and any potential future product candidates also depends on a number of additional factors, including our ability, or the ability of any potential future third-party partner, to successfully:
•complete research and clinical development of current and future product candidates and obtain regulatory approval for those product candidates;
•establish and maintain supply and manufacturing relationships, and ensure adequate, scaled-up, and legally-compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;
•launch and commercialize pacibekitug or any potential future product candidates for which marketing approval is obtained, if any, and, if launched independently by us without a partner, successfully establish a sales force and marketing and distribution infrastructure;

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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, including that pacibekitug and any potential future product candidates may not advance through development or be approved for commercial sale, we are unable to predict if or when we will generate product revenue or achieve or maintain profitability.
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
Our business is highly dependent on the success of pacibekitug as well as any other potential future product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, pacibekitug or any other potential future product candidates, or if we experience delays in doing so, our business will be materially harmed.
Our future success and ability to generate revenue from pacibekitug or any potential future product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. If pacibekitug encounters undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
We have identified thyroid eye disease (“TED”) as the lead indication for pacibekitug. We submitted an investigational new drug application (“IND”) in the U.S. to support initiation of a Phase 2b trial of pacibekitug in first-line TED. This IND was cleared by the FDA in August 2023, and we initiated the aforementioned Phase 2b trial in September 2023, which we refer to as the spiriTED trial. Further, we expect to commence a pivotal Phase 3 trial of pacibekitug in first-line TED in the second half of 2024.
Our second indication for pacibekitug is expected to be atherosclerotic cardiovascular disease (“ASCVD”). As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of C-reactive protein (“CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. The related IND was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease (“CKD”) and elevated high-sensitivity CRP (“hs-CRP”) in April 2024, which we refer to as the TRANQUILITY trial. Pacibekitug for ASCVD is in an earlier stage of development and will require substantial additional investment for clinical development, prior to potentially being submitted for regulatory review and approval in one or more jurisdictions. If the Phase 2 TRANQUILITY trial is unsuccessful, our development plans for a Phase 3 ASCVD trial would be significantly harmed.

We will need significant additional capital to proceed with the development and commercialization of pacibekitug and any potential future product candidates and our other operations. We may not be able to access sufficient capital on acceptable terms, if at all, and, as a result, we may be required to delay, scale back or discontinue development of such product candidates or other operations.
Our operations have consumed substantial amounts of cash since inception, and we will require substantial additional capital to finance our operations and pursue our product development strategy, both in the short- and the long-term, and the amount of funding we will need depends on many factors, including:
•the rate of progress in the development of pacibekitug and our other potential future product candidates;
•the initiation, progress, timing, delays, costs, and results of preclinical studies and clinical trials for pacibekitug and any potential future product candidates;
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
•the effect of products that may compete with pacibekitug and any potential future product candidates or other market developments;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•the cost of potentially acquiring, licensing, or investing in additional businesses, products, product candidates and technologies; and
•the cost of establishing sales, marketing, and distribution capabilities for pacibekitug and any potential future product candidates for which we may receive regulatory approval and that we decide to commercialize ourselves or in collaboration with partners.
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
We plan to finance our future cash needs through public or private equity or debt offerings, BD Arrangements, or a combination of these potential financing sources. For example, we may seek BD Arrangements in the future to facilitate clinical development that requires significantly more capital and resources that may otherwise not be available to us on acceptable terms or at all, such as large cardiovascular outcome trials of pacibekitug in patients with ASCVD. Additional capital may not be available in sufficient amounts, on reasonable terms, or when we need it, if at all. In addition, our ability to obtain financing may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine and hostilities in the Middle East, global pandemics, inflation, rising interest rates, and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
If adequate funds are not available from public or private equity or debt offerings, or BD Arrangements on acceptable terms when needed, in order to continue the development of pacibekitug or any of our potential future product candidates we may need to:
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
We may not be able to raise adequate additional capital on a timely basis, on acceptable terms or at all. If we are unable to do so, we may need to significantly delay, scale back or discontinue development of or abandon pacibekitug or any potential future product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects, or we may be required to cease operations altogether.
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
Risks Related to Our Dependence on Third Parties
We may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture pacibekitug and any potential future product candidates.
We expect to depend on third parties, including contract research organizations (“CROs”), clinical data management organizations, clinical investigators, and CDMOs and other third-party partners and service providers to support our development efforts, to conduct our clinical trials and certain aspects of our research and preclinical studies, to manufacture clinical and commercial-scale quantities of our drug substances and drug products under cGMP and to market, sell and distribute any products we successfully develop and for which we obtain regulatory approval. Any problems we experience with any of these third parties could delay the development, manufacturing or commercialization of pacibekitug or any potential future product candidates, which could harm our results of operations.
We cannot guarantee that we or, as applicable, any of our partners will be able to successfully negotiate agreements for, and maintain relationships with, third-party partners and service providers on favorable terms, if at all. If we or any of our partners are unable to obtain and maintain these agreements, we may not be able to clinically develop, manufacture, obtain regulatory approvals for or commercialize pacibekitug or any potential future product candidates, which will, in turn, adversely affect our business. If we or any of our partners need to enter into alternative arrangements, it could delay our product development and, if applicable, commercialization activities and such alternative arrangements may not be available on terms acceptable to us.
We expect to continue to expend substantial time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, our reliance on these third parties for development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that our clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and we remain responsible for ensuring that manufacturing activities are conducted under cGMP. However, we cannot control the amount or timing of resources our partners will devote to our programs, pacibekitug or potential future product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct their clinical trials or other R&D activities in accordance with regulatory requirements, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for pacibekitug or any potential future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize any approved products. In addition, we base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf and, if their estimates are not accurate, it could negatively affect the accuracy of our financial statements.
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

We rely completely on CDMOs for the manufacture and testing of pacibekitug and any potential future product candidates under cGMP, and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of any potential product candidates and any future products. Additionally, any difficulties in the transfer of drug substance or drug product to or from manufacturing facilities could materially adversely affect our business, financial condition, and results of operation.
We require the services of third-party CDMOs to provide process development, analytical method development, formulation development, and manufacturing. We do not have, and do not currently plan to acquire or develop, the facilities or capabilities to manufacture and test bulk drug substance or filled drug product for use in clinical trials or commercialization. As a result, we rely completely on CDMOs, which entails risks to which we would not be subject if we manufactured pacibekitug or any potential future product candidates or products ourselves, including risks related to reliance on third parties for availability of drug product to use in our clinical trials and for regulatory compliance and quality assurance with respect to such drug product, the possibility of breach of the manufacturing agreement by third parties because of factors beyond our control (including a failure to manufacture pacibekitug and any potential future product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of agreements by third parties, based on their own business priorities, at a time that is costly or damaging to us.
Pacibekitug is a biologic, and the manufacture and testing of biologic products is complex, highly regulated and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls, and advanced analytical testing capability. As a result, the manufacture and testing of our product candidate is subject to many risks, including the following, some of which we may experience:
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
In addition, to date, pacibekitug has been manufactured and tested by our drug substance and drug product CDMOs solely for clinical trials. We intend to continue to use CDMOs for these purposes, and also for the supply of larger quantities that may be required to conduct accelerated or expanded early clinical trials or larger, later clinical trials and for commercialization if we advance any of our product candidates through regulatory approval and to commercialization. These manufacturers may not have sufficient manufacturing capacity and may not be able to scale up the production of drug substance or drug product in the quantities we need and at the level of quality required in a timely or effective manner, or at all. In particular, there is increased competition in the biotechnology industry for CDMO manufacturing slots and other capabilities generally, which has had, and may continue to have, a negative impact on the availability of manufacturing capacity and therefore our ability to supply clinical trial materials for planned, ongoing or expanded clinical trials or commercialization.
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
Any future adverse developments affecting manufacturing operations or the scale up or validation of manufacturing processes for pacibekitug or any of our future product candidates may result in shipment delays, lot failures, clinical trial delays or discontinuations, or, if we are commercializing products, inventory shortages, product withdrawals or recalls or other interruptions in supply. We may also have to record inventory write-offs and incur other charges and expenses for drug substance or drug product that fail to meet specifications or cannot be used before its expiration date. In addition, for out of specification materials, we may need to undertake costly remediation efforts or manufacture new batches at considerable cost and time delays or, in the longer run, seek more expensive manufacturing alternatives.
We currently have a single source of supply for our drug substance and for our drug product. Single sourcing minimizes our leverage with our CDMOs, who may take advantage of our reliance on them to increase the pricing of their manufacturing services or require us to change our intended manufacturing plans based on their strategies and priorities. Single sourcing also imposes a risk of interruption or delays in supply in the event of manufacturing, quality or compliance difficulties and/or other difficulties in timely supplying us with materials. We do not currently have arrangements in place for redundant supply for drug substance or drug product. If one of our suppliers fails or refuses to supply us for any reason or we otherwise choose to engage a new supplier for pacibekitug or any of our future product candidates, including a second-source supplier to mitigate the risks of single-source supply, it may take a significant amount of time and cost to implement and execute the necessary technology transfer to, and qualification of, a new supplier. The FDA or comparable foreign health authority must approve manufacturers of commercial drug substance and drug product. If there are any delays in qualifying new suppliers or facilities or a new supplier is unable to meet the requirements of the FDA or comparable foreign health authority for approval of production of our commercial supply, there could be a shortage of drug substance or drug product with respect to the affected product candidates.
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
As of June 30, 2024, our manufacturing and testing of bulk drug substance for pacibekitug takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
We currently contract manufacturing operations to third parties. Pacibekitug bulk drug substance for clinical studies is manufactured and tested within third-party facilities in the U.S. Pacibekitug drug product is manufactured in Austria and the U.S. and packaged in Germany and the U.S. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue development of our product candidates. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. Furthermore, any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
Additionally, we have recently transferred manufacturing and testing of pacibekitug bulk drug substance to a facility in the U.S. that is licensed for commercial production. We intend to use this U.S. facility to produce pacibekitug bulk drug substance for late-stage clinical studies and commercial supply. There may have been, or may be, as yet unknown negative consequences of transferring the manufacture and testing process as described above. Furthermore, our process at the new facility may result in the production of pacibekitug that is not comparable to the current pacibekitug clinical trial material produced at the facility in China, where we previously manufactured pacibekitug bulk drug substance. Also, we plan to conduct manufacturing and testing of pacibekitug drug product at a facility in Europe that is licensed for commercial production, through a global CDMO. Pacibekitug drug product produced at the commercial facility may not be comparable to the current pacibekitug drug product that is being used in our clinical studies.

We may seek to establish BD Arrangements, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
Our product development programs and the potential commercialization of pacibekitug or any of our future product candidates will require substantial additional cash to fund expenses. For pacibekitug or any of our future product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.
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
We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing pacibekitug or any potential future product candidates.
We currently have no sales, marketing or distribution capabilities. To commercialize pacibekitug or any potential future product candidates we must either develop our own sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we decide to market or distribute any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates, which would adversely affect our business, financial condition, results of operations and prospects.

We, our CROs, our CDMOs, our service providers, our current and potential future partners or other third parties with whom we work, could experience a security incident, system disruption or failure, data loss, cyberattack, or similar event that could compromise our systems and data (or those of the third parties with whom we work), result in material disruptions to our business operations, lead to regulatory investigations or actions, litigation, fines and penalties, affect our reputation, revenue or profits, or otherwise harm our business.
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
We and third parties with whom we work face threats that are constantly evolving and growing in frequency, sophistication, and intensity. These threats may include (without limitation) malware (including as a result of advanced persistent threat intrusions), viruses, worms, software vulnerabilities and bugs, software or hardware failures, hacking, denial of service attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential harvesting, ransomware, personnel misconduct or errors, credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by AI, earthquakes, fires, floods and other similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. For example, the widely publicized cyberattack against CrowdStrike Holdings, Inc. had significant ramifications for companies that use their software and beyond. While we were not directly impacted, if such an attack were to be successful against us, our CROs, our CDMOs, our service providers, our current or potential future parties or other third parties with whom we work, there could be material disruptions to our business operations or other significant harm to our business.
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
We may be required to, or we may choose to, expend significant resources (including financial) or modify our business activities (including our clinical trial activities) in an effort to protect our information systems and data (including against security incidents) or to detect, investigate, mitigate, contain and remediate a security incident, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have implemented security measures and processes designed to protect against, mitigate and remediate security incidents, we cannot assure you that these security measures that we or our service providers implement will be effective in preventing security incidents, disruptions, cyberattacks, or other similar events. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate, all such vulnerabilities including on a timely and effective basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If our information systems or data, or that of the third parties with whom we work, are compromised or were perceived to be compromised, it could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of pacibekitug, to analyze clinical trial samples and to conduct clinical trials, and security incidents experienced by these third parties could have a material adverse effect on our business. Actual or perceived security incidents affecting us or the third parties with whom we work or partner with could result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other liabilities, and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stakeholders, such as individuals, regulators, and others, or take other required remedial or corrective actions and may subject us to liability. Such disclosures and remediation efforts may be costly, and related requirements or the failure to comply with them could lead to adverse consequences.
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

We (and the third parties with whom we work) are subject to rapidly changing and increasingly stringent foreign and domestic laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, (“EU GDPR”) and the United Kingdom’s GDPR, (“UK GDPR”) and the Swiss Federal Data Protection Act, (“Swiss FADP”) impose strict requirements for processing personal information, and may apply to our processing of personal information from clinical trial participants and other individuals located in the European Economic Area (“EEA”), the UK, or Switzerland and, if pacibekitug or any potential future product candidates are approved, our possible commercialization of those products in the EEA, the UK, or Switzerland (as applicable). Companies that violate the GDPR can face private litigation, regulatory investigations and enforcement actions, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of 20 million Euros under the EU GDPR/17.5 million pounds sterling under the UK GDPR, or 4% of their worldwide annual revenue, in either case, whichever is greater. The EU and UK GDPR require us to, among other things: give detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with vendors; maintain appropriate data security measures; notify regulators and affected individuals of certain personal data breaches; meet privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information.
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
Pacibekitug and any other of our future product candidates must undergo rigorous clinical trials before seeking regulatory approvals, and clinical trials may be delayed, suspended or terminated at any time for many reasons, any of which could delay or prevent regulatory approval and, if approval is granted, commercialization of our product candidates.
Pacibekitug and any other product candidates we might develop are subject to rigorous and extensive clinical trials before we can seek regulatory approval from the FDA and comparable foreign health authorities such as the European Medicines Authority. Clinical trials may be delayed, altered, suspended or terminated at any time for reasons including but not limited to:
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
•implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign health authorities with respect to approval pathways for pacibekitug and any potential future product candidates we are pursuing;
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
We cannot guarantee that we will be able to successfully obtain FDA or other global health authority clearance to proceed with any planned clinical investigations of pacibekitug or any potential future product candidates or to accomplish required regulatory and/or manufacturing activities or all of the other activities necessary to initiate and complete clinical trials in a timely fashion, if at all. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. In addition, we have only limited experience in conducting late-stage clinical trials required to obtain regulatory approval. In any event, we do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all.
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
If clinical trials of pacibekitug or any potential future product candidates fail to timely initiate, enroll, complete, or produce positive results or to demonstrate safety and efficacy to the satisfaction of the FDA or comparable health authorities or sufficient to demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Before obtaining marketing approval from health authorities for the sale of pacibekitug or any potential future product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate its safety and efficacy in humans. Preclinical studies and clinical trials are expensive, take several years to complete and may not yield results that support further clinical development or product approvals. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. There is a high failure rate for drugs and biologic products proceeding through clinical trials and failure can occur at any stage of testing. Because we have limited experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval.
We may also not be successful in generating clinical data sufficient to differentiate pacibekitug from other products in the same therapeutic area. If our competitors’ products are, or are perceived to be, more effective, more convenient, less costly or safer than pacibekitug, or we are unable to demonstrate differentiation in any of those factors, we may not be able to achieve a competitive position in the market.

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
We may not be able to file INDs or CTAs for pacibekitug or any future product candidates on the timelines we expect, if at all. For example, we may experience, or our partners may experience, manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND or CTA will result in the FDA or comparable health authority allowing initial or later-stage clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND or CTAs. Any failure to file INDs and CTAs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
If we experience delays or difficulties in the enrollment of patients in clinical trials, development of pacibekitug, or any potential future product candidates, may be delayed or prevented, which would have a material adverse effect on our business.
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
Success in preclinical studies or earlier-stage clinical trials for pacibekitug, or evidence from published observations, clinical studies, or other literature for other anti-IL-6 or anti-IL-6 receptor agents, may not be indicative of such results in future or ongoing clinical trials for pacibekitug.
To date, the data supporting our drug discovery and development programs are derived in part from laboratory and preclinical studies and earlier-stage clinical trials conducted by Pfizer. Owing in part to the complexity of biological pathways, when used to treat human patients, as well as differences in the design or conduct of clinical trials, pacibekitug might not demonstrate the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier-stage clinical trials, and it may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Success in preclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate or positive data to demonstrate the effectiveness and safety of our current and potential future product candidates. In this regard, the data supporting our drug discovery and development programs are derived from laboratory and preclinical studies, and future clinical trials in humans may show that one or more of our product candidates are not safe and effective, in which event we may need to abandon development of such product candidates. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Similarly, preliminary data and interim results from clinical trials may not be predictive of final results. As a general matter, there is also a substantial risk that Phase 3 trials with larger numbers of patients and/or longer durations of therapy will fail to replicate efficacy and safety results observed in earlier clinical trials. The impact of such differences may lead to a clinical trial(s) of pacibekitug failing to reproduce any positive efficacy, safety, or other findings from laboratory and preclinical studies and earlier-stage clinical trials for pacibekitug.
In addition, the rationale supporting our drug discovery and development programs is also based upon published articles describing positive results from clinical trial(s) and/or the clinical experience of physicians using tocilizumab (and other inhibitors of IL-6 or IL-6 receptor) in various diseases. For example, part of the rationale supporting the development and investigation for pacibekitug in TED is from published articles describing the off-label use of tocilizumab in TED, which report observations of positive efficacy and safety results.
Results from our future or ongoing clinical trials of pacibekitug may differ significantly from those from published articles in the literature of other molecules in the anti-IL-6 or anti-IL-6R class. For example, differences in clinical results may arise from differences between drug targets or between molecules that inhibit the same drug target. In addition, there may be substantial differences, even if the same disease or indication, between clinical trial(s) of pacibekitug and published literature (e.g., case series or reports, clinical trials, etc.) for other molecules in the anti-IL-6 or anti-IL-6R class based upon factors such as the clinical use setting, patient population being treated or investigated, assessments (e.g., efficacy, safety, pharmacodynamics, etc.), data collection and handling, analysis, study conduct, or other factors. Bias may have also been introduced in the published clinical reports that led to an incorrect determination or overestimate of the efficacy and safety results for pacibekitug because of the open-label nature and lack of controls or other robustness measures in these case series and uncontrolled clinical studies. There also can be publication bias, if only examples of successful cases of the clinical use of an anti-IL-6 or anti-IL-6R molecule (e.g., tocilizumab, satralizumab, sarilumab, siltuximab, ziltivekimab, etc.) may have been published, while treatment experiences for such molecules that were unsuccessful and/or associated with adverse safety outcomes were not published.
The impact of such differences may lead to a clinical trial(s) of pacibekitug failing to reproduce any positive efficacy, safety, or other findings in relation to inhibition of IL-6 or the IL-6 receptor that were reported in publications of other molecules. If such an event was to occur, there is a risk that the pacibekitug development program in a particular indication(s) or all indications is terminated, longer or more expensive development programs (including larger, longer, and/or costlier clinical trials) may be required to investigate pacibekitug, pacibekitug is not approved by the FDA or other regulatory authorities, pacibekitug is not reimbursed by payors or other similar bodies, or there is limited or no success achieved in the commercialization of pacibekitug.
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
Further, others, including regulatory authorities and collaboration or regional partners, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of pacibekitug, the approvability or commercialization of pacibekitug or any future product candidates, and us in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the preliminary, initial or interim data that our reports differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, pacibekitug may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.
Pacibekitug may cause undesirable side effects or adverse events or have other properties or safety risks, which could terminate further development of this product candidate, result in a lack of product approval by the FDA or other regulatory authorities, delay the timing (and/or increase the cost) of a product approval by the FDA or other regulatory authorities, lead to a restrictive product label that significantly limits prescribing of an approved product, delay or preclude reimbursement by payors, or significantly limit or preclude the commercialization of pacibekitug.
A concerning safety signal (such as that involving serious adverse events, life-threatening adverse events, or deaths, or a nonserious adverse event that may occur at a high or concerning frequency and/or severity or if rare, leads to a significant safety concern), tolerability concern (e.g., undesirable side effects that cannot be tolerated by patients, require suboptimal dosing alterations require additional monitoring and/or lead to patients missing or delaying doses) or other safety issue caused by pacibekitug may be observed in any future or ongoing clinical trial of pacibekitug. For example, dosing in the 200 mg arm of the prior Pfizer Phase 2 trial of pacibekitug in systemic lupus erythematosus was stopped for safety concerns based on an unblinded data review and recommendation from the internal review committee for that study. Prior safety (clinical and nonclinical) data for pacibekitug, safety data and observations for other molecules in the anti-IL-6 and anti-IL-6R classes, and published safety data and observations for other molecules in the anti-IL-6 and anti-IL-6R classes used in the same disease or indication as that being investigated in pacibekitug clinical trial(s) may not be indicative of similar safety and tolerability results or profile for pacibekitug in future or ongoing clinical trials. For example, some potential therapeutics developed in the biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to have a problematic safety or tolerability profile that prevented their further development.

In addition, pacibekitug is a recombinant protein. Recombinant proteins can sometimes induce host immune responses that can cause the production of anti-drug antibodies (“ADAs”). ADAs may neutralize the effectiveness of the product candidate, can require that higher doses be used to obtain a therapeutic effect or can cross react with substances naturally occurring in a subject’s body, which can cause unintended effects, including potential impacts on efficacy and adverse events. For example, the ADAs may prevent the drug from offering a therapeutic benefit or lead to a less efficacious effect. ADAs may also cause hypersensitivity reactions (including anaphylaxis) that may require patients to stop taking that drug or can, in some cases, be serious, life-threatening, or fatal. If we determine that ADAs are causing safety or efficacy concerns for pacibekitug, we may need to delay, halt, or terminate our clinical trials and the affected product candidates. pacibekitug may never obtain regulatory approval by the FDA or other regulatory authorities. We cannot provide assurance that the detection of ADAs will not occur at a higher rate than what we have observed historically or that ADA will not lead to meaningful impacts upon efficacy or safety, or that the detection of ADAs will not otherwise result in pacibekitug not being approved by the FDA or other regulatory authorities.
If a safety signal, tolerability concern, ADA concern, or other safety issue emerges from any future or ongoing clinical trial for pacibekitug, or any other IL-6 inhibitor product candidate, this could result in:
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
•termination of the clinical trial;
•need for additional and/or larger clinical trial(s) to further evaluate the safety profile of pacibekitug;
•abandonment of the development of pacibekitug for that particular indication being evaluated by the clinical trial or for other indications or as a program altogether;
•refusal by the FDA or other regulatory authority to grant product approval;
•restrictions on the product labeling (such as a black boxed warning, warnings and precautions, limitations of use, and/or narrowed and limited indication) that may significantly limit the prescribing and usage of pacibekitug;
•requirement to develop a Risk Evaluation and Mitigation Strategy (“REMS”) for pacibekitug in the U.S. or a similar strategy as required by a comparable foreign regulatory authority;
•a view by healthcare professionals that pacibekitug presents an unfavorable benefit-risk profile which in turn may significantly limit the prescribing and usage of pacibekitug;
•a meaningful rate of patients either choosing to not start pacibekitug treatment or to prematurely discontinue usage of pacibekitug;
•use of additional monitoring by healthcare professionals, either on their own or due to the recommendations of expert panels or treatment guidelines, in the use of pacibekitug that in turn may significantly limit the prescribing and usage of pacibekitug;
•a view by payors that pacibekitug presents an unfavorable benefit-risk profile which in turn may significantly limit the reimbursement of pacibekitug;

•a requirement to conduct additional post-market studies, including clinical trials;
•lawsuit(s) that results in us being held liable for harm caused to trial participants or other patients; and/or
•reputational injury to us.
Any of these occurrences could materially and adversely affect our business, financial condition, results of operations and prospects.
Pacibekitug is a product candidate within the IL-6 inhibitor and IL-6R inhibitor class and may be adversely impacted by results for other members in the class, which could delay, terminate or increase the cost of development of pacibekitug, delay or prevent approval by the FDA or other regulatory authorities, lead to a restrictive product label that significantly limits prescribing, delay or preclude reimbursement by payors, or significantly limit or preclude the commercialization of pacibekitug.
Pacibekitug is a member of the IL-6 inhibitor and IL-6R inhibitor class. There are other products and product candidates within this class that are being developed or commercialized by third parties over which we have no control and for which we do not have any information beyond what is publicly available. It is possible that negative data or information may emerge from one or more of these other products or product candidates related to a limitation or failure of efficacy, safety concern, negative publicity or other issue. Such an occurrence may adversely impact pacibekitug or its perceived product profile and could terminate further development of pacibekitug, result in a lack of product approval by the FDA or other regulatory authorities, delay the timing (and/or increase the cost) of a product approval, lead to a restrictive product label that significantly limits prescribing, delay or preclude reimbursement by payors, or significantly limit or preclude the commercialization of pacibekitug.
We face significant competition from other biotechnology and pharmaceutical companies targeting immune and inflammatory disease indications. Our operating results will suffer if we fail to compete effectively.
The markets for immune and inflammatory disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for TED or ASCVD. We anticipate that, if we obtain regulatory approval of pacibekitug, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, pacibekitug may also compete with unregulated, unapproved and off-label treatments. Pacibekitug may also face biosimilar competition following loss of regulatory exclusivity and/or patent expiry. Even if an approved biosimilar product is less effective than pacibekitug, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidate based upon cost. Pacibekitug will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product, if approved, provides an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidate and contribute to downward pressure on the pricing of our product candidate, which could harm our business, financial condition, results of operations and prospects.
We expect to face competition from agents with various mechanisms of action in both TED and ASCVD. For example, in January 2020, the FDA approved Amgen Inc.’s (formerly Horizon Therapeutics Public Limited Company) TEPEZZA (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. In addition, there are multiple other agents in various stages of development for the treatment of TED, including Roche’s satralizumab, an anti-IL-6R monoclonal antibody. The first line of treatment for patients with TED is generally immunosuppressive therapy, including high doses of corticosteroids. For ASCVD, several classes of therapies are routinely used, including statins, beta-blockers, ACE inhibitors, ARBs, aspirin, and other anti-platelet agents. Additionally, we are aware of two IL-6 blockers currently being developed for the treatment of ASCVD.
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
Due to varying regulatory requirements in certain foreign countries, there are many more products and procedures available for use to treat immune and inflammatory diseases in some international markets than are approved for use in the U.S. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market their products.
Our ability to compete successfully will depend largely on our ability to:
•develop and commercialize therapies in our target indications that are competitive with other products in the market;
•demonstrate through our clinical trials that pacibekitug or any potential future product candidates is differentiated from existing and future therapies;
•attract and retain qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for pacibekitug and any potential future product candidates;
•obtain required regulatory approvals, including approvals to market pacibekitug or any potential future product candidates we develop;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize pacibekitug or any potential future product candidates, if approved;
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
If the market opportunities for pacibekitug and any potential future product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, then our revenue potential and ability to achieve profitability will be adversely affected.
The total addressable market opportunity for pacibekitug and any other potential future product candidates we may develop will ultimately depend upon, among other things, the proportion of patients identified as sensitive to our treatments, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement.
We intend to initially seek regulatory approval of pacibekitug as therapies for patients with TED and ASCVD. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. In addition, we may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business, financial condition, results of operations and prospects.
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
If pacibekitug or any of our potential future product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our current or potential future candidates, if approved for commercial sale, will depend on a number of factors, including:
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

Even if we obtain approval to market pacibekitug or other potential future product candidates, these products may become subject to unfavorable pricing regulations, reimbursement practices from third-party payors or healthcare reform initiatives in the U.S. and abroad, which could harm our business.
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

Even if we are able to obtain regulatory approval for pacibekitug or any of our future product candidates, we may receive an undesirable label, including, but not limited to, a black boxed warning, which could impede our ability to successfully commercialize pacibekitug or any of our future product candidates or compete successfully.
Even if we receive regulatory approval for any of our product candidates, the FDA may determine that labels for our product candidates may require safety restrictions such as a black boxed warning, warnings and precautions, limitations of use, and/or narrowed and limited indication that may significantly limit the prescribing and usage of pacibekitug. Safety restrictions such as a black boxed warning may impede our ability to successfully market and commercialize our product candidates and our ability to compete successfully against our competitors.
Two approved therapies in the IL-6 class, tocilizumab (Actemra®) and sarilumab (Kevzara®) have received black boxed warning for risks of serious infections. Two approved therapies in the IL-6 class, satralizumab (Enspryng®) and siltuximab (Sylvant®) have not. We cannot guarantee or ensure that pacibekitug will not get a black boxed warning or significant safety restrictions on its product labels, if approved.
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

Our clinical trial liability insurance coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or delay the commercialization of any products or product candidates that we develop. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for pacibekitug or any potential future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.
Risks Related to Government Regulation
The regulatory approval processes of the FDA and comparable foreign health authorities are lengthy and inherently unpredictable. Our inability to obtain regulatory approval for pacibekitug would substantially harm our business.
Currently, we have no product candidate that has received regulatory approval and pacibekitug or any potential future product candidates is not expected to be commercially available for several years, if at all. The time required to obtain approval from the FDA and comparable foreign health authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the health authorities. In addition, approval policies, regulations or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of our existing or future product candidates will ever obtain regulatory approval.
Pacibekitug or any of our future product candidates could fail to receive regulatory approval from the FDA or a comparable foreign health authority for many reasons, including:
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
The FDA or a comparable foreign health authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and commercialization, or we may decide to abandon the development program for other reasons. If we obtain approval, regulatory authorities may approve pacibekitug or any potential future product candidates for fewer or more limited indications than we request, may grant accelerated approval or conditional marketing authorization based on a surrogate endpoint and contingent on the successful outcome of costly and time-consuming post-marketing confirmatory clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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
Our failure to obtain health authority approval in foreign jurisdictions would prevent us from marketing pacibekitug or any potential future product candidates outside the U.S.
If we or our partners succeed in developing any products, we intend to market them in the EU and other foreign jurisdictions in addition to the U.S. In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., we must secure product pricing and reimbursement approvals before health authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by health authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. If we fail to obtain approval of pacibekitug or any potential future product candidates by health authorities in another country, we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline. In addition, failure to obtain regulatory approval in one country or region could adversely affect future regulatory approvals in other countries.
Even if pacibekitug and any potential future product candidates receive regulatory approval, they will still face extensive ongoing regulatory requirements, which may result in significant expenses, and may still face future development and regulatory difficulties.
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
Even after approval, the FDA and comparable foreign health authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign health authorities become aware of new safety information after approval of pacibekitug and any potential future product candidates, they may require labeling changes or establishment of a REMS, or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Failure to comply with any related obligations may result in the suspension or withdrawal of an obtained approval and in civil and/or criminal penalties. Receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or similar strategy imposed by the FDA or in an EU member state or other foreign country, or significant labeling restrictions or requirements in an approved label such as a black boxed warning could have a negative impact on our ability to recoup our

R&D costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
In addition, manufacturers of drug substance and drug product and their facilities are subject to continual review and periodic inspections by the FDA and comparable foreign health authorities for compliance with cGMP regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. If we or the manufacturing facilities for pacibekitug or any potential future product candidates fail to comply with applicable regulatory requirements, or if pacibekitug or any potential future product candidates are found to cause undesirable or unacceptable side effects, a regulatory agency may:
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
The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of pacibekitug or any potential future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
Healthcare reform may negatively impact our ability to profitably sell pacibekitug and any potential future product candidates, if approved.
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of pacibekitug or any potential future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.
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
Additionally, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”), into law, which among other things, (1) directs the HHS, to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced. Members of Congress have introduced legislation to modify or replace certain provisions of the ACA. It is unclear how these efforts to repeal and/or replace the ACA will impact the ACA and our business. For example, the Tax Cuts and Jobs Act (the “2017 Tax Act”), repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for pacibekitug and any potential future product candidates, which would adversely affect our business.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from pacibekitug and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
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
Healthcare providers, including physicians and healthcare institutions, and third-party payors, will play a primary role in the recommendation and prescription of any product candidates for which we or our partner obtains marketing approval. Our existing and future arrangements with healthcare providers and institutions, and any arrangements we enter into with third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we currently research, and in the future, market, sell and distribute products for which we or our partner obtain marketing approval. Restrictions under federal and state healthcare laws and regulations that are or may be applicable to us, include the following:
•the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid or other federally financed healthcare programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted by regulators to include for example, cash payments, gifts, discounts, coupons, and the furnishing of free or discounted services or supplies, and other items or services of value to the recipient. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers, formulary managers and patients, among others. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for such exceptions or safe harbors. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA or federal civil monetary penalties;
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
•other federal healthcare fraud-related laws also impose criminal liability for violations. For example, the Criminal Healthcare Fraud Statute (18 U.S.C. §1347) prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. Federal criminal law also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•a number of states also have statutes or regulations similar to the federal Anti-Kickback Statute and FCA that apply to items and services reimbursed under Medicaid and other state programs. Some state anti-kickback statutes apply not just to government payors, but to all payors, including commercial payors and patients;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes obligations, on “covered entities,” including health plans and healthcare providers, and their business associates with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as their covered subcontractors. Although we are not directly subject to HIPAA as a covered entity or business associate, we could be subject to criminal or civil penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. We are also subject to state, federal and international privacy and security laws governing the processing and security of personal identifiable information. HIPAA also imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act requirements under the Affordable Care Act, as amended, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to certain direct and indirect “payments or other transfers of value” made to covered recipients (defined to include physicians, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance requirements promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and local laws requiring the registration of pharmaceutical sales representatives; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and state and foreign laws that govern the privacy and security and other processing of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with these laws and requirements could result in significant civil penalties and other adverse consequences.
Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, additional regulatory oversight, litigation, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Other pharmaceutical companies have settled alleged or admitted violations of these fraud and abuse laws with state and federal authorities in recent years and in some cases these settlements have amounted to hundreds of millions, or even billions, of dollars in damages, fines, and penalties, as well as the imposition of compliance program obligations through Corporate Integrity Agreements and other means. Lawsuits, or enforcement actions brought under fraud and abuse laws, can be extremely costly to defend, even if a company has strong defenses and ultimately succeeds in getting the allegations or enforcement action dismissed. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
As of August 2, 2024, we had 70 full-time employees, including 52 who are engaged in research and development activities, and no part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if pacibekitug or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current management team or to continue to attract and retain qualified scientific, technical and business personnel, our business may suffer.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. An important element of our strategy is to take advantage of the R&D and other expertise of our current management. The loss of any one of our executive officers, other senior members of the leadership team, or other key personnel could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of pacibekitug and any potential future product candidates.
There is intense competition for qualified personnel, including management, in the technical fields in which we operate and we may not be able to attract and retain qualified personnel necessary for the successful research, development and future commercialization, if any, of pacibekitug and any potential future product candidates.
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
Our business is subject to risks associated with conducting business internationally. Some of our manufacturing and clinical trial sites are located outside of the U.S. Furthermore, if we or any future partner succeeds in developing pacibekitug or any of our potential future product candidates, we intend to market them in the EU and other jurisdictions in addition to the U.S. If approved, we or any future partner may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of challenges and risks, including but not limited to:
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
Disease outbreaks, epidemics and pandemics in regions where we may have clinical trial sites or other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics have negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of pacibekitug and any potential future product candidates, if at all. Disease outbreaks, epidemics and pandemics also could adversely impact clinical trial results for pacibekitug or other future potential product candidates, such as by diminishing or eliminating their efficacy or by producing a safety concern, either through direct biological effects or through confounding of the data collection and analysis. This adverse impact could terminate further development of pacibekitug, result in a lack of product approval by the FDA or other regulatory authorities, delay the timing (and/or increase the cost) of a product approval by the FDA or other regulatory authorities, lead to a restrictive product label that significantly limits prescribing of an approved product, delay or preclude reimbursement by payors, or significantly limit or preclude the commercialization of pacibekitug.
General supply chain issues may be exacerbated during disease outbreaks, epidemics and pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. If our CDMOs are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of pacibekitug on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders. If any of our CDMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.
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
We have filed twelve provisional patent applications and two non-provisional patent applications in the U.S., four of which have been filed under the Patent Cooperation Treaty (the “PCT”), to obtain patent rights to our inventions, with claims directed to methods of use, combination therapy and other technologies relating to our product candidates. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to us for the same or similar uses. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.

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
We do not currently own or have a license to any issued patents that cover pacibekitug, although this product candidate is disclosed and its use claimed in our pending U.S. provisional applications, U.S. non-provisional applications and PCT applications. The patent landscape surrounding pacibekitug is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover the use of such product candidate, that we will obtain sufficiently broad claims to be able to prevent others from selling competing products for the same or similar uses, or that we will be able to protect and maintain any patent protection that we initially secure.
Any changes we make to pacibekitug to cause it to have what we view as more advantageous properties may not be covered by its existing patent applications, and we may be required to file new patent applications and/or seek other forms of protection for any such altered product candidate.
We are dependent on patents, know-how and technology, both our own and licensed from others. In particular, we are dependent on our license agreements with Pfizer and Lonza. Any termination, or reduction or narrowing, of these licenses could result in the loss of significant rights and could harm our ability to commercialize pacibekitug and any potential future product candidates.
Disputes may also arise between us and our current licensors and future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our product candidates and technologies infringe intellectual property rights of the licensor that are not subject to the licensing agreement;
•our right to sublicense patent rights and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of pacibekitug and any potential future product candidates, and the activities that are deemed to satisfy those diligence obligations;
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
We may be unable to obtain intellectual property rights or technologies necessary to develop and commercialize pacibekitug or any potential future product candidates.
Several third parties are actively researching and seeking and obtaining patent protection in the fields of TED and Cardiovascular Disease, and there are issued third-party patents and published third-party patent applications in these fields. The patent landscape around our product candidate is complex, and we are aware of several third-party patents and patent applications containing claims directed to compositions-of-matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to our product candidate. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidate and technologies, since patent applications are not published until eighteen months after their initial filing date. Therefore, we cannot know whether certain unpublished patent applications, if ultimately issued, may recover relevant uses of pacibekitug or other products of ours.
Depending on what patent claims ultimately issue and how courts construe the issued patent claims, as well as the ultimate formulation and methods of use of our product candidate, we may need to obtain a license to practice the technology claimed in such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing rights to third-party intellectual property rights we have, we might be unable to develop and commercialize pacibekitug or any potential future product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We could lose the ability to continue the development, manufacture, and commercialization of pacibekitug or any potential future product candidates if we breach any license agreement with service providers and vendors related to those product candidates.
Our commercial success depends upon our ability, and the ability of our current and future licensors, licensees, partners and collaborators, to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. A third-party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our product candidates and products. As a result, we are a party to a number of technology and patent licenses that are important to our business, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements. In the event of a termination of these agreements, we may not be able to develop, manufacture, market or sell any product that is covered by the intellectual property rights that are the subject of these agreements or to engage in any other activities necessary to our business that require the freedom-to-operate afforded by the agreements, or we may face other penalties under the agreements. For example, in addition to the license agreements with Pfizer and Lonza described above we are party to license agreements with multiple vendors, under which we license technology used to produce pacibekitug. We are required to obtain prior consent from some of these vendors to grant sub-licenses under these agreements. Therefore, these vendors may prevent us from granting sub-licenses to third parties, which could affect our ability to use certain desired manufacturers in order to manufacture our current and future product candidates. In the event of a termination of any of our license agreements, our ability to manufacture or develop any product candidates covered by these agreements may be limited or halted unless we can develop or obtain the rights to technology necessary to produce these product candidates.

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
Third parties may initiate legal proceedings against us or our current or future licensors, licensees, partners or collaborators alleging that we infringe their intellectual property rights. Alternatively, we may initiate legal proceedings to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. In this regard, we are aware of several third-party patents and patent applications containing claims directed to compositions-of-matter, methods of use and related subject matter, some of which pertain, at least in part, to subject matter that might be relevant to pacibekitug. These proceedings can be expensive and time-consuming, and many of our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us.
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
An unfavorable outcome in any such proceeding could require us and our current or future licensors, licensees, partners or collaborators to cease using the related intellectual property or developing or commercializing the product or product candidate, or to attempt to license rights to us from the prevailing party, which may not be available on commercially reasonable terms, or at all. Additionally, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing pacibekitug or any potential future product candidates or force us to cease some of our business operations, which could materially harm our business.
Reliance on third parties requires us to share our proprietary information, which increases the possibility that such information will be misappropriated or disclosed.
Because we rely on third parties for aspects of development, manufacture, or commercialization of pacibekitug and our technologies, or if we collaborate with third parties for the development or commercialization of our future product candidates and technologies, we must, at times, share proprietary information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information become known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.
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
Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the U.S., even in jurisdictions where we or our licensors pursue patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop its own competing products and, further, may export otherwise infringing products to territories where it has patent protection, but enforcement is not as strong as that in the U.S.
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
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 19, 2023.	10-Q	001-40384	3.1	November 14, 2023
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-40384	3.2	May 11, 2021
10.1*#	Confirmatory offer letter, by and between the Registrant and Ryan Robinson, dated June 25, 2024.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith
+	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOURMALINE BIO, INC.

Date:	August 8, 2024	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Ryan Robinson
Ryan Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)