Form 10-Q
period 2024-09-30
Tourmaline Bio, Inc.
filed 2024-11-07
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 25,642,610 shares of common stock, $0.0001 par value per share, as of November 1, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tourmaline Bio, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and par value mounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$35,008	$140,726
Short-term investments	246,916	62,225
Prepaid expenses and other current assets	11,861	5,923
Total current assets	293,785	208,874
Property and equipment, net	55	85
Long-term investments	32,467	—
Restricted cash	227	227
Operating lease right-of-use asset	252	362
Other non-current assets	1,661	747
Total assets	$328,447	$210,295
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,054	$1,071
Accrued expenses and other current liabilities	5,004	3,710
Operating lease liability, current portion	226	221
Total current liabilities	7,284	5,002
Operating lease liability, net of current portion	64	194
Other liabilities	31	57
Total liabilities	7,379	5,253
Commitments and Contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, no shares issued or outstanding as of September 30, 2024 or December 31, 2023	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of September 30, 2024 and December 31, 2023, 25,649,002 voting shares issued and 25,642,610 voting shares outstanding as of September 30, 2024; 20,337,571 voting shares issued and outstanding as of December 31, 2023; 10,000,000 non-voting shares authorized as of September 30, 2024 and December 31, 2023, no non-voting shares issued or outstanding as of September 30, 2024 or December 31, 2023	3	2
Additional paid-in capital	433,270	267,024
Accumulated other comprehensive income	821	67
Accumulated deficit	(113,026)	(62,051)
Total stockholders’ equity	321,068	205,042
Total liabilities and stockholders’ equity	$328,447	$210,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$19,330	$3,762	$46,440	$24,353
General and administrative	5,108	2,881	17,486	6,166
Total operating expenses	24,438	6,643	63,926	30,519
Loss from operations	(24,438)	(6,643)	(63,926)	(30,519)
Other income, net	4,261	1,052	12,951	1,297
Net loss	$(20,177)	$(5,591)	$(50,975)	$(29,222)
Net loss per share, basic and diluted	$(0.78)	$(5.16)	$(2.02)	$(29.40)
Weighted-average common shares outstanding, basic and diluted	25,767	1,084	25,197	994
Comprehensive loss:
Net loss	$(20,177)	$(5,591)	$(50,975)	$(29,222)
Other comprehensive income:
Unrealized gain on investments	1,273	—	754	—
Comprehensive loss	$(18,904)	$(5,591)	$(50,221)	$(29,222)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity (unaudited)
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares*	Amount
Balance at December 31, 2022	27,125,000	$27,125	867,499	$—	$195	$—	$(19,927)	$(19,732)
Stock-based compensation expense	—	—	—	—	393	—	—	393
Net loss	—	—	—	—	—	—	(7,502)	(7,502)
Balance at March 31, 2023	27,125,000	27,125	867,499	—	588	—	(27,429)	(26,841)
Issuance of Series A convertible preferred stock, net of issuance costs	92,200,000	91,823	—	—	—	—	—	—
Issuance of Series A convertible preferred stock pursuant to anti-dilution provision of the Pfizer License Agreement	8,823,529	8,824	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	416	—	—	416
Issuance of common stock from exercise of stock options, including early exercises	—	—	695,142	—	7	—	—	7
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Net loss	—	—	—	—	—	—	(16,129)	(16,129)
Balance at June 30, 2023	128,148,529	127,772	1,562,641	—	1,029	—	(43,558)	(42,529)
Stock-based compensation expense	—	—	—	—	706	—	—	706
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Net loss	—	—	—	—	—	—	(5,591)	(5,591)
Balance at September 30, 2023	128,148,529	$127,772	1,562,641	$—	$1,742	$—	$(49,149)	$(47,407)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	20,337,571	$2	$267,024	$67	$(62,051)	$205,042
Issuance of common stock from public offering, net of issuance costs	—	—	5,307,691	1	161,352	—	—	161,353
Stock-based compensation expense	—	—	—	—	1,388	—	—	1,388
Vesting of early exercised stock options	—	—	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	—	—	(13,311)	(13,311)
Balance at March 31, 2024	—	—	25,646,509	3	429,771	(253)	(75,362)	354,159
Stock-based compensation expense	—	—	—	—	1,789	—	—	1,789
Vesting of early exercised stock options	—	—	—	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	—	—	1,246	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	—	—	(17,487)	(17,487)
Balance at June 30, 2024	—	—	25,647,755	3	431,580	(452)	(92,849)	338,282
Stock-based compensation expense	—	—	—	—	1,681	—	—	1,681
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Repurchase of common stock originally issued upon early exercise of stock options	—	—	(6,392)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	1,247	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	1,273	—	1,273
Net loss	—	—	—	—	—	—	(20,177)	(20,177)
Balance at September 30, 2024	—	$—	25,642,610	$3	$433,270	$821	$(113,026)	$321,068
* Amounts have been restated for the impact of the reverse merger outlined further within Notes 1 and 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(50,975)	$(29,222)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	—	8,824
Stock-based compensation expense	4,858	1,515
Non-cash lease expense	110	93
Depreciation on property and equipment	30	22
Accretion of discount on investments	(5,622)	—
Realized gain on investments	(87)	—
Other non-cash items	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,938)	(1,565)
Other non-current assets	(915)	—
Accounts payable	983	551
Accrued expenses and other current liabilities	1,308	1,044
Operating lease liabilities	(126)	—
Net cash used in operating activities	(56,374)	(18,728)
Investing activities:
Purchases of property and equipment	—	(54)
Purchases of investments	(346,445)	—
Maturities of investments	135,750	—
Net cash used in investing activities	(210,695)	(54)
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	161,352	—
Proceeds from issuance of Series A convertible preferred stock	—	91,823
Proceeds from exercise of stock options	—	144
Payment of deferred offering costs	—	(3,389)
Repurchase of common stock originally issued upon early exercise of stock options	(1)	—
Net cash provided by financing activities	161,351	88,578
Net (decrease) increase in cash, cash equivalents and restricted cash	(105,718)	69,796
Cash, cash equivalents and restricted cash—Beginning of period	140,953	8,474
Cash, cash equivalents and restricted cash—End of period	$35,235	$78,270
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,008	$78,043
Restricted cash	227	227
Total cash, cash equivalents and restricted cash	$35,235	$78,270
Non-cash investing and financing activities:
Issuance of Series A convertible preferred stock pursuant to Pfizer License Agreement	$—	$8,824
Unpaid deferred offering costs included in accounts payable and accrued expenses	$—	$1,366
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
Liquidity
As of September 30, 2024, the Company had cash, cash equivalents, and investments of $314.4 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from November 7, 2024, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024 (the “2023 Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, is unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements included in the 2023 Form 10-K.
Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period.
The condensed consolidated financial statements include the accounts of Tourmaline Bio, Inc. and, except in the case of the interim results for the three months ended September 30, 2024, its former wholly owned subsidiary, Tourmaline Sub, Inc. As outlined within Note 1, “Nature of Business”, Tourmaline Sub, Inc. was merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity, upon the consummation of the Roll-Up Merger on June 30, 2024. All historical intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the related Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.
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
Recent Accounting Pronouncements - Yet to be Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.
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
As of September 30, 2024, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
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
Assets measured at fair value on a recurring basis as of September 30, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$18,838	$18,838	$—	$—
Commercial paper	54,394	—	54,394	—
Government securities	70,449	54,564	15,885	—
Corporate debt securities	122,072	—	122,072	—
Total cash equivalents and short-term investments	265,753	73,402	192,351	—
Long-term investments:
Corporate debt securities	32,467	—	32,467	—
Total long-term investments	32,467	—	32,467	—
Total cash equivalents and investments	$298,220	$73,402	$224,818	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$4,604	$—	$—
Commercial paper	32,555	—	32,555	—
Government securities	26,724	7,907	18,817	—
Corporate debt securities	2,947	—	2,947	—
Total cash equivalents and short-term investments	66,830	12,511	54,319	—
Total cash equivalents and investments	$66,830	$12,511	$54,319	$—
There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 or December 31, 2023. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

6.Investments
Cash equivalents, short-term and long-term investments as of September 30, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$18,838	$—	$—	$18,838
Commercial paper	54,285	116	(7)	54,394
Government securities	70,345	106	(2)	70,449
Corporate debt securities	121,760	317	(5)	122,072
Total cash equivalents and short-term investments	265,228	539	(14)	265,753
Long-term investments:
Corporate debt securities	32,171	298	(2)	32,467
Total long-term investments	32,171	298	(2)	32,467
Total cash equivalents and investments	$297,399	$837	$(16)	$298,220
Cash equivalents and short-term investments as of December 31, 2023 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$—	$—	$4,604
Commercial paper	32,515	44	(4)	32,555
Government securities	26,703	25	(4)	26,724
Corporate debt securities	2,941	6	—	2,947
Total cash equivalents and short-term investments	66,763	75	(8)	66,830
Total cash equivalents and investments	$66,763	$75	$(8)	$66,830
As of September 30, 2024, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $27.0 million. As of December 31, 2023, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $49.3 million. As of September 30, 2024 and December 31, 2023, the Company did not hold any securities that were in an unrealized loss position for greater than twelve months. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 were comprised as follows (in thousands):

	September 30,	December 31,
	2024	2023
Accrued bonus	$2,794	$1,994
Accrued clinical and manufacturing costs	1,242	438
Accrued consulting fees	190	341
Accrued external audit and tax fees	302	351
Accrued legal fees	141	237
Other accrued expenses and other current liabilities	335	349
Total accrued expenses and other current liabilities	$5,004	$3,710
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
Subsequent to consummation of the Reverse Merger, the Company is authorized to issue 10,000,000 shares of undesignated preferred stock, however no such shares were issued or outstanding as of September 30, 2024.
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
As of September 30, 2024, the Company is authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2024, no dividends had been declared.
As of September 30, 2024 and December 31, 2023, the Company had reserved for future issuance the following number of shares of common stock:

	September 30,	December 31,
	2024	2023
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,363,685	1,403,409
Exercises of outstanding stock options under 2023 Equity Incentive Plan	1,531,538	1,042,291
Vesting of restricted stock units under 2023 Equity Incentive Plan	15,373	19,113
Common stock subject to repurchase related to early exercised stock options	241,722	388,943
Future issuances under 2023 Equity Incentive Plan	1,499,075	971,444
Future issuances under 2023 Employee Stock Purchase Plan	406,742	203,367
Total shares reserved for future issuance	5,058,135	4,028,567
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
Under the aforementioned 2023 Plan Evergreen Refresh, 1,016,878 shares were added to the Initial 2023 Plan Share Reserve effective January 1, 2024. As of September 30, 2024, there were 1,499,075 shares available for issuance under the 2023 Plan.
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
Under the aforementioned ESPP Evergreen Refresh, 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2024 such that 406,742 shares of common stock may be issued under the 2023 ESPP as of September 30, 2024.
No offering periods under the 2023 ESPP had been initiated as of September 30, 2024.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$656	$239	$1,910	$355
General and administrative	1,025	467	2,948	1,160
Total stock-based compensation expense	$1,681	$706	$4,858	$1,515
Stock Option Activity
The fair value of stock options granted during the three and nine months ended September 30, 2024 and 2023 was calculated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.5% – 4.2%	4.3% – 4.4%	3.5% – 4.7%	3.4% – 4.4%
Dividend yield	—%	—%	—%	—%
Volatility	81.5% – 82.2%	82.2% – 82.5%	81.5% – 85.7%	82.2% – 84.3%
Expected term (in years)	6.1	6.0 - 6.1	5.5 - 6.1	5.5 – 6.1
The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the three months ended September 30, 2024 and 2023 was $15.47 and $13.92 per share, respectively. The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the nine months ended September 30, 2024 and 2023 was $17.91 and $6.97 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended September 30, 2024 and 2023 was $11.16 and $10.12 per share, respectively. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $13.10 and $5.84 per share, respectively.
The following table summarizes changes in stock option activity during the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,445,700	$9.29	9.6	$41,320
Granted	545,550	$17.91
Exercised	—	$—
Cancelled	(96,027)	$10.03
Outstanding as of September 30, 2024	2,895,223	$10.89	9.0	$43,274
Exercisable as of September 30, 2024	515,246	$8.54	8.5	$8,849
No stock options were exercised during the three or nine months ended September 30, 2024 or during the three months ended September 30, 2023. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $1.8 million.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $18.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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
As a result of the aforementioned repurchase right, the Company initially records the proceeds received from the early exercise of stock options as a liability in the condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was less than $0.1 million as of September 30, 2024. As of September 30, 2024, 241,722 early exercised stock options remain unvested. The shares of common stock subject to repurchase related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term. During the three months ended September 30, 2024, upon the termination of service of an employee, the Company repurchased 6,392 shares of common stock subject to a repurchase right arising from unvested early exercised stock options. These shares were repurchased at the original exercise price.

Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the nine months ended September 30, 2024:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	19,113	$11.89
Granted	—	$—
Vested	(3,740)	$11.89
Cancelled	—	$—
Unvested as of September 30, 2024	15,373	$11.89
The total grant date fair value of restricted stock units vested during each of the three and nine months ended September 30, 2024 was less than $0.1 million. No restricted stock units vested during the three or nine months ended September 30, 2023. As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
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
There were no amounts due to or from any related party as of either September 30, 2024 or December 31, 2023.

13.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Series A convertible preferred stock	—	10,222,414
Outstanding stock options under 2022 Equity Inventive Plan	1,363,685	1,403,409
Outstanding stock options under 2023 Equity Inventive Plan	1,531,538	—
Unvested restricted stock units under 2023 Equity Incentive Plan	14,958	—
Common stock subject to repurchase related to early exercised stock options	241,722	449,692
Total	3,151,903	12,075,515

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
We have identified thyroid eye disease (“TED”) as our beachhead indication to explore pacibekitug’s potential in autoantibody-driven diseases. TED is an autoimmune disease characterized by autoantibody-mediated activation of the tissues surrounding the eye, causing inflammation and disfigurement which can be sight-threatening in severe cases. We have identified a substantial body of published clinical observations characterizing the beneficial off-label use of currently marketed IL-6 pathway inhibitors, namely Actemra® (tocilizumab), an anti-IL-6R monoclonal antibody, in reducing inflammation, eye-bulging, and levels of autoantibodies in patients with TED. However, no formal, industry-sponsored development effort studying the IL-6 class for the treatment of TED has been completed to date.
We are currently evaluating pacibekitug in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in the second half of 2025. Further, we expect to commence a pivotal Phase 3 trial of pacibekitug in first-line TED in the second half of 2024, with topline data expected to be reported in 2026.
We are also exploring pacibekitug’s potential within cardiovascular inflammation. We believe pacibekitug has the potential to transform the care of high-risk cardiovascular patients by targeting key inflammatory pathways driving cardiovascular disease. Our first indication under our cardiovascular inflammation strategic path is atherosclerotic cardiovascular disease (“ASCVD”), a leading cause of death globally. Preventing major adverse cardiovascular events (“MACE”), such as death, nonfatal myocardial infarction or nonfatal stroke, has the potential to significantly reduce global cardiovascular disease burden. IL-6 has been identified as a promising drug target for addressing the risk of MACE in ASCVD, and multiple external Phase 3 cardiovascular outcome trials investigating IL-6 blockade are ongoing. We believe that pacibekitug potentially offers a meaningfully enhanced product profile to these competitor programs with a potential for subcutaneous dosing once every three months. As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (“FDA”) on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of high-sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. In March 2024, the FDA cleared our Investigational New Drug application related to our ASCVD clinical development program. We initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease and elevated hs-CRP in April 2024, which we refer to as the TRANQUILITY trial. We expect to report topline data from the TRANQUILITY trial in the first half of 2025. Pending a successful trial, positive results from the TRANQUILITY trial are expected to position us to be Phase 3-ready in 2025 for pacibekitug in cardiovascular disease.
We also plan to identify additional indication opportunities for pacibekitug. In addition, we continue to evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune and inflammatory diseases.
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, as well as the Reverse Merger, the Pre-Merger Financing Transaction and the January 2024 Offering, each as defined and described below. As of September 30, 2024, we had total cash, cash equivalents and investments of $314.4 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $51.0 million and $29.2 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, we had an accumulated deficit of $113.0 million as of September 30, 2024. We expect to incur additional losses in the future as we expand our research and development activities.
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
The Pfizer License Agreement originally contained an anti-dilution provision that allowed Pfizer to maintain a 15% interest in us on a fully-diluted basis unless and until certain thresholds are met, whereupon the anti-dilution provision would no longer apply. Upon consummation of a Series A convertible preferred stock financing (the “Series A Extension”) on May 4, 2023, we issued 8,823,529 shares of our Series A convertible preferred stock to Pfizer pursuant to this anti-dilution provision. Subsequent to the issuance of these additional shares of Series A convertible preferred stock, the anti-dilution provision is no longer in force and effect. Such shares of Series A convertible preferred stock were converted into 1,272,214 aggregate shares of our common stock upon consummation of the Reverse Merger outlined above.
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
As of September 30, 2024, we do not owe any amounts under the Pfizer License Agreement, and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.
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
As of September 30, 2024, we do not owe any amounts under the Lonza License Agreement, and no royalty payments or other fees have been paid to date under the Lonza License Agreement.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$19,330	$3,762	$15,568
General and administrative	5,108	2,881	2,227
Total operating expenses	24,438	6,643	17,795
Loss from operations	(24,438)	(6,643)	(17,795)
Other income, net	4,261	1,052	3,209
Net loss	$(20,177)	$(5,591)	$(14,586)
Research and Development Expenses
Research and development expenses increased by $15.6 million from $3.8 million for the three months ended September 30, 2023 to $19.3 million for the three months ended September 30, 2024. The increase in research and development expenses was primarily attributable to the following:
•$3.5 million of increased employee compensation costs, including $0.4 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$6.8 million of increased clinical trial expenses related to our spiriTED and TRANQUILITY trials;
•$3.4 million of increased chemistry, manufacturing, and controls (“CMC”) costs;
•$0.6 million of increased medical affairs expenses; and
•$0.6 million of increased research and development consulting expenses.

General and Administrative Expenses
General and administrative expenses increased by $2.2 million from $2.9 million for the three months ended September 30, 2023 to $5.1 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$1.5 million of increased employee compensation costs, including $0.6 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$0.3 million of increased insurance expenses;
•$0.2 million of increased information technology (“IT”) expenses; and
•$0.1 million of increased legal expenses.
Other Income, Net
Other income, net increased by $3.2 million from $1.1 million for the three months ended September 30, 2023 to $4.3 million for the three months ended September 30, 2024. The increase in other income, net was primarily attributable to a $1.8 million increase in investment income and a $1.5 million increase in interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$46,440	$24,353	$22,087
General and administrative	17,486	6,166	11,320
Total operating expenses	63,926	30,519	33,407
Loss from operations	(63,926)	(30,519)	(33,407)
Other income, net	12,951	1,297	11,654
Net loss	$(50,975)	$(29,222)	$(21,753)
Research and Development Expenses
Research and development expenses increased by $22.1 million from $24.4 million for the nine months ended September 30, 2023 to $46.4 million for the nine months ended September 30, 2024. The increase in research and development expenses was primarily attributable to the following:
•$9.5 million of increased employee compensation costs, including $1.6 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$11.5 million of increased clinical trial expenses related to our spiriTED and TRANQUILITY trials;
•$6.0 million of increased CMC costs;
•$1.5 million of increased medical affairs costs; and
•$1.3 million of increased research and development consulting expenses.

We recognized $8.8 million of research and development expense during the nine months ended September 30, 2023 related to the issuance of additional shares to Pfizer under the anti-dilution provision outlined above; no such research and development expense was recognized during the nine months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses increased by $11.3 million from $6.2 million for the nine months ended September 30, 2023 to $17.5 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$4.8 million of increased employee compensation costs, including $1.8 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$2.5 million of increased consulting expenses, including recruiting, commercial planning and other services;
•$1.0 million of increased insurance expenses;
•$0.7 million of increased legal expenses;
•$0.7 million of increased IT expenses; and
•$0.6 million of external audit and tax expenses.
Other Income, Net
Other income, net increased by $11.7 million from $1.3 million for the nine months ended September 30, 2023 to $13.0 million for the nine months ended September 30, 2024. The increase in other income, net was primarily attributable to a $7.5 million increase in investment income and a $4.1 million increase in interest income.
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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $51.0 million and $29.2 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $113.0 million as of September 30, 2024.
As of September 30, 2024, we had $314.4 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
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
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(56,374)	$(18,728)
Investing activities	(210,695)	(54)
Financing activities	161,351	88,578
Net (decrease) increase in cash, cash equivalents and restricted cash	$(105,718)	$69,796
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $56.4 million, compared to net cash used in operating activities of $18.7 million for the nine months ended September 30, 2023. Net cash used in operating activities increased by $37.6 million primarily due to the overall growth in our operations, including headcount.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $210.7 million, compared to net cash used in investing activities of less than $0.1 million for the nine months ended September 30, 2023. Net cash used in investing activities increased by $210.6 million primarily due to purchases of investments during the nine months ended September 30, 2024 utilizing the net proceeds received from the January 2024 Offering, partially offset by maturities of investments.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $161.4 million, compared to net cash provided by financing activities of $88.6 million for the nine months ended September 30, 2023. Net cash provided by financing activities during the nine months ended September 30, 2024 was primarily comprised of net proceeds received from the January 2024 Offering whereas net cash provided by financing activities during the nine months ended September 30, 2023 was primarily comprised of net proceeds received from the Series A Extension financing.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
As of September 30, 2024, we have continued with the remediation steps that were initiated in the third quarter of 2023, including, but not limited to, hiring additional accounting personnel with expertise commensurate with our financial accounting and reporting requirements and that have the requisite experience to oversee outsourced service providers and specialists, upgrading our financial systems and implementing information technology general controls, establishing controls to identify, assess, and respond to the risks of material misstatement, and establishing controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion.

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
•We rely completely on contract development and manufacturing organizations (“CDMOs”) for the manufacture and testing of pacibekitug and any potential future product candidates under current good manufacturing practices (“cGMP”), and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of any potential product candidates and any future products. Additionally, any difficulties in the transfer of drug substance or drug product to or from clinical sites or manufacturing facilities could materially adversely affect our business, financial condition, and results of operations.

•As of September 30, 2024, our manufacturing and testing of bulk drug substance for pacibekitug takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
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
•Our current and future relationships with investigators, healthcare professionals, customers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
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
Our second indication for pacibekitug is expected to be atherosclerotic cardiovascular disease (“ASCVD”). As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of high-sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. The related IND was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease and elevated hs-CRP in April 2024, which we refer to as the TRANQUILITY trial. Pacibekitug for ASCVD is in an earlier stage of development and will require substantial additional investment for clinical development, prior to potentially being submitted for regulatory review and approval in one or more jurisdictions. If the Phase 2 TRANQUILITY trial is unsuccessful, our development plans for a Phase 3 ASCVD trial would be significantly harmed.

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

We rely completely on CDMOs for the manufacture and testing of pacibekitug and any potential future product candidates under cGMP, and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of any potential product candidates and any future products. Additionally, any difficulties in the transfer of drug substance or drug product to or from clinical sites or manufacturing facilities could materially adversely affect our business, financial condition, and results of operation.
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
As of September 30, 2024, our manufacturing and testing of bulk drug substance for pacibekitug takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
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
We and third parties with whom we work face threats that are constantly evolving and growing in frequency, sophistication, and intensity. These threats may include (without limitation) malware (including as a result of advanced persistent threat intrusions), viruses, worms, software vulnerabilities and bugs, software or hardware failures, hacking, denial of service attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential harvesting, ransomware, personnel misconduct or errors, credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by AI, earthquakes, fires, floods and other similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. If a security incident were to materially impact us, our CROs, our CDMOs, our service providers, our current or potential future parties or other third parties with whom we work, there could be material disruptions to our business operations or other significant harm to our business.
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
In addition, we rely on third parties to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third parties, including CROs, clinical trial sites and clinical trial vendors, to process sensitive data as part of our research activities. Our ability to monitor these third parties is limited, and these third parties may not have adequate information security measures in place and may expose us to cyberattacks and other security incidents. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised. If the third parties with whom we work experience a security incident or other interruption, we could experience materially adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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
Additionally, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”), into law, which among other things, (1) directs the HHS, to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced. Members of Congress have introduced legislation to modify or replace certain provisions of the ACA. It is unclear how these efforts to repeal and/or replace the ACA will impact the ACA and our business. For example, the Tax Cuts and Jobs Act (the “2017 Tax Act”), repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for pacibekitug and any potential future product candidates, which would adversely affect our business.
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
Our current and future relationships with investigators, healthcare professionals, customers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
Healthcare professionals, including physicians and healthcare institutions, and third-party payors, will play a primary role in the recommendation and prescription of any product candidates for which we or our partner obtains marketing approval. Our existing and future arrangements with healthcare professionals and institutions, and any arrangements we enter into with third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we currently research, and in the future, market, sell and distribute products for which we or our partner obtain marketing approval. Restrictions under federal and state healthcare laws and regulations that are or may be applicable to us, include, without limitation, the following:
•the federal Anti-Kickback Statute, which is a criminal law, prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending the purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid or other federally financed healthcare programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted by the federal government to include anything of value, for example, cash payments, gifts, discounts, coupons, and the furnishing of free or discounted services or supplies, and other items or services of value to the recipient. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers, formulary managers and patients, among others. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for such exceptions or safe harbors. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA or federal civil monetary penalties;
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
•the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•other federal healthcare fraud-related laws also impose criminal liability for violations. For example, the Criminal Healthcare Fraud Statute (18 U.S.C. §1347) prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. Federal criminal law also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
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
Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, additional regulatory oversight, litigation, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Even the mere issuance of a subpoena, civil investigative demand or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and our results of operations. Other pharmaceutical companies have settled alleged or admitted violations of these fraud and abuse laws with state and federal authorities in recent years and in some cases these settlements have amounted to hundreds of millions, or even billions, of dollars in damages, fines, and penalties, as well as the imposition of compliance program obligations through Corporate Integrity Agreements and other means. Lawsuits, or enforcement actions brought under fraud and abuse laws, can be extremely costly to defend, even if a company has strong defenses and ultimately succeeds in getting the allegations or enforcement action dismissed. If any of the physicians or other healthcare professionals or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
As of November 1, 2024, we had 74 full-time employees, including 54 who are engaged in research and development activities, and no part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if pacibekitug or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We have filed eleven provisional patent applications (one of which has expired) and four non-provisional patent applications in the U.S., and five patent applications under the Patent Cooperation Treaty (the “PCT”) related to the U.S. applications, to obtain patent rights to our inventions, with claims directed to methods of use, combination therapy and other technologies relating to our product candidates. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to us for the same or similar uses. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the three months ended September 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 through July 30, 2024	6,392	$0.13	—	$—
August 1 through August 31, 2024	—	$—	—	—
September 1 through September 30, 2024	—	$—	—	—
Three Months Ended September 30, 2024	6,392	$0.13	—	$—
(1) We repurchased 6,392 shares of common stock from a former employee, originally issued upon the early exercise of stock options, which were unvested as of the employee’s separation date. This repurchase was made at the original exercise price.
(2) We did not have a repurchase program in place during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 19, 2023.	10-Q	001-40384	3.1	November 14, 2023
3.2	Third Amended and Restated Bylaws of the Registrant.	8-K	001-40384	3.1	September 11, 2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith
+	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOURMALINE BIO, INC.

Date:	November 7, 2024	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Ryan Robinson
Ryan Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)