Form 10-K
period 2024-12-31
Tourmaline Bio, Inc.
filed 2025-03-13
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024 (the last business day of the Registrant’s second fiscal quarter), the Registrant’s aggregate market value of its voting common equity held by non-affiliates was approximately $294.0 million based on the closing sale price of $12.86 per share as reported on The Nasdaq Global Market on that date. As of March 7, 2025, there were 25,685,429 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement (the “2025 Proxy Statement”) for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
On October 19, 2023, the Delaware corporation formerly known as “Talaris Therapeutics, Inc.” completed its previously announced merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of June 22, 2023 (the “Merger Agreement”), by and among Talaris Therapeutics, Inc. (“Talaris”), Tourmaline Bio, Inc. (“Legacy Tourmaline”) and Terrain Merger Sub, Inc., a direct wholly owned subsidiary of Talaris (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a direct wholly owned subsidiary of Talaris and the surviving corporation of the merger (the “Reverse Merger”). Additionally, as a result of the Reverse Merger, (i) Legacy Tourmaline changed its name from “Tourmaline Bio, Inc.” to “Tourmaline Sub, Inc.”, and (ii) Talaris changed its name from “Talaris Therapeutics, Inc.” to “Tourmaline Bio, Inc.”
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
In this Report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Tourmaline Bio, Inc. (formerly known as Talaris Therapeutics, Inc.) and its consolidated subsidiaries. Unless otherwise noted, all references to shares of common stock and per share amounts prior to the Reverse Merger in this Annual Report on Form 10-K have been retroactively adjusted to reflect the conversion of shares in the Reverse Merger based on an exchange ratio of 0.07977 (after giving effect to the Reverse Stock Split).
Following the completion of the Reverse Merger, on June 30, 2024, Tourmaline Sub, Inc. merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity (the “Roll-Up Merger”).
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
•existing regulations and regulatory developments in the United States (the U.S.) and other jurisdictions;
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
•our ability to continue to satisfy the listing requirements of The Nasdaq Stock Market and have our stock continue to trade thereon; and

•the effects of macroeconomic and geopolitical conditions and unforeseeable events, such as the war in Ukraine and hostilities in the Middle East, potential bank failures and global health crises.
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
Our initial product candidate is pacibekitug (also known as TOUR006), a fully human monoclonal antibody that selectively binds to interleukin-6 (“IL-6”), a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The anti-IL-6 and anti-IL-6 receptor (“IL-6R”) antibody class (“IL-6 class”) has over two decades of clinical and commercial experience treating over a million patients with a variety of autoimmune and inflammatory diseases. To date, four anti-IL-6 or anti-IL-6R antibodies have been approved in the United States (“U.S.”). These four anti-IL-6 or anti-IL-6R antibodies together generated more than $3.5 billion in global sales in 2024.
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
We are pursuing two strategic paths for pacibekitug, the first of which is cardiovascular inflammation. We believe pacibekitug has the potential to transform the standard of care for patients living with high risk of cardiovascular disease by targeting key inflammatory pathways driving cardiovascular disease. Atherosclerotic cardiovascular disease (“ASCVD”) is a leading cause of death globally. Preventing major adverse cardiovascular events (“MACE”), such as death, nonfatal myocardial infarction or nonfatal stroke, has the potential to significantly reduce global cardiovascular disease burden. IL-6 has been identified as a promising drug target for addressing the risk of MACE in ASCVD, and multiple external Phase 3 cardiovascular outcome trials investigating IL-6 blockade are ongoing. We believe that pacibekitug potentially offers a meaningfully enhanced product profile to these competitor programs with a potential for subcutaneous dosing once every three months.
As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (“FDA”) on our ASCVD clinical development program, including our Phase 2 TRANQUILITY trial evaluating the reduction of high sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated hs-CRP and chronic kidney disease. In March 2024, the FDA cleared our Investigational New Drug application (“IND”) related to our ASCVD clinical development program. The Phase 2 TRANQUILITY trial commenced in April 2024 and completed over-enrollment in December 2024. We expect to report topline data in the second quarter of 2025. Pending successful completion of the study, we expect that positive results from the Phase 2 TRANQUILITY trial will position pacibekitug to be Phase 3-ready for ASCVD.
Additionally we have nominated abdominal aortic aneurysm (“AAA”) as an additional indication within our cardiovascular inflammation disease focus. We expect to provide additional details on a planned Phase 2 proof-of-concept trial in AAA after topline results from the Phase 2 TRANQUILITY trial are reported in the second quarter of 2025.
Our second strategic path is thyroid eye disease (“TED”). TED is an autoimmune disease characterized by autoantibody-mediated activation of the tissues surrounding the eye, causing inflammation and disfigurement which can be sight-threatening in severe cases. We have identified a substantial body of published clinical observations characterizing the beneficial off-label use of currently marketed IL-6 pathway inhibitors, namely Actemra® (tocilizumab), an anti-IL-6R monoclonal antibody, in reducing inflammation, eye-bulging, and levels of autoantibodies in patients with TED. However, no formal, industry-sponsored development effort studying the IL-6 class for the treatment of TED has been completed to date. We are currently evaluating pacibekitug in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in the second half of 2025.

Our Pipeline
The following figure summarizes our current development programs:
Note: The hatched bar represents a trial that has not yet commenced. The timing of clinical trial milestones is subject to change and additional discussion with the FDA
In addition, we continue to identify additional indication opportunities for pacibekitug and evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune, inflammatory and other diseases.
Our Strategy
We seek to identify and develop transformative medicines that have the potential to establish new standards-of-care in areas of high unmet medical need. We plan to apply a human data-focused approach to indication selection, identifying diseases where IL-6 pathway inhibitors have been used successfully in practice despite limited formal industry development and where we believe pacibekitug can potentially bring significant improvements over existing standards-of-care. We also plan to leverage insights from clinical trials as well as epidemiological and human genetic evidence with a goal of rapidly bringing pacibekitug into indications that have already been externally de-risked. We believe this focus on leveraging existing human data could allow us identify indications with high potential for clinical and commercial success and can maximize the value of pacibekitug.
The key elements of our strategy include:
•In our cardiovascular inflammation strategy, advance pacibekitug through clinical development in patients with ASCVD and AAA. We believe that pacibekitug has the potential to provide a differentiated product profile for the treatment of inflammatory risk in ASCVD with the potential for subcutaneous dosing once every three months. We initiated our Phase 2 TRANQUILITY clinical trial to assess the safety, pharmacokinetics (“PK”), and pharmacodynamics (“PD”) of pacibekitug in patients with elevated hs-CRP and CKD in April 2024, completed over-enrollment in December 2024 and expect to report topline data in the second quarter of 2025. We expect to provide additional details on a planned Phase 2 proof-of-concept trial in AAA after reporting topline results from the Phase 2 TRANQUILITY trial.
•Advance pacibekitug through clinical development in patients with TED. Our initial product candidate, pacibekitug, has the potential for a differentiated product profile for the treatment of TED based on the literature supporting IL-6 pathway inhibition in active TED, a favorable long-term safety profile of the IL-6 class observed to date, and the potentially low administrative burden offered by infrequent, subcutaneous dosing. In September 2023, we initiated our pivotal Phase 2b spiriTED trial to assess the safety and efficacy of pacibekitug for the treatment of TED, and we expect to report topline results from this trial in the second half of 2025.
•Maximize the potential of pacibekitug in additional indications where IL-6 inhibition has shown compelling evidence of clinical benefit. We believe that pacibekitug has broad application beyond ASCVD, AAA and TED. We aim to identify and develop in additional indications where IL-6 inhibition has shown evidence of clinical benefit, but has not entered industry-led clinical development, as well as indications where we could bring pacibekitug forward, capitalizing on external de-risking events.
•Explore business development opportunities to selectively expand our product portfolio. We continue to evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune, inflammatory and other diseases. We also plan to strategically evaluate potential collaborations with external parties to maximize the potential of pacibekitug.
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

IL-6 mediated impacts on B and T cell pathways

pacibekitug
IL-6
+
CD4
T-cell
IL-6
TGF-β
+
TFh
CD4
T-cell
TH17
CD8 T-
cell
IL-21
IL-21
IL-6
+
pacibekitug
IL-6
pacibekitug
+
B-cell
IL-21
Survival
Cytotoxi
c CD8
T-cell
Plasma cell
IL-6
+
pacibekitug
Memory
B-cell
Antibody
production
Extracellular
immunity
Intracellular
immunity

IL-6 mediates many autoimmune pathways including production of autoantibodies and proliferation of autoreactive T-cells; pacibekitug inhibits IL-6 from driving these pathways
Given the multiple roles of IL-6 in inflammation and immune cell activation, inhibiting IL-6 has emerged as an important therapeutic strategy for managing a wide range of immune disorders, including diseases caused by autoantibodies. Based on a review of the scientific literature and publicly reported clinical evidence, we believe that IL-6 may contribute to the disease pathobiology of over 30 diseases which may affect over 25 million patients in the U.S., including, but not limited to, those listed in the following figure:

*Incidence Number
Currently, there are four FDA approved therapies targeting the IL-6/IL-6R pathway: ACTEMRA® (tocilizumab), KEVZARA® (sarilumab), ENSPRYNG® (satralizumab-mwge), and SYLVANT® (siltuximab). Collectively, these therapies have been approved for nine indications: rheumatoid arthritis (“RA”), giant cell arteritis, juvenile idiopathic arthritis, polymyalgia rheumatica, cytokine release syndrome, multicentric Castleman’s disease, neuromyelitis optica spectrum disorder (“NMOSD”), systemic sclerosis associated interstitial lung disease, and COVID-19. Collectively, these four anti-IL-6 or anti-IL-6R antibodies generated more than $3.5 billion in global sales in 2024.

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
In addition, three biosimilars for tocilizumab have now been FDA approved, including TOFIDENCE® (Biogen), TYENNE® (Fresenius Kabi), and AVOTZMA® (Celltrion).
Our Product Candidate: Pacibekitug
We licensed pacibekitug, previously known as PF-04236921, from Pfizer Inc. (“Pfizer”) in May 2022. Pacibekitug was originally developed from a hybridoma cell line using the Medarex UltiMAb transgenic mouse platform. The UltiMAb platform produces fully human monoclonal antibodies. The IgG1 isotype of the original clone was switched by Pfizer to IgG2 to reduce Fc receptor binding, thereby creating pacibekitug.
To date, pacibekitug has been tested by Pfizer in approximately 450 participants across six clinical trials, including over 400 autoimmune patients with RA, systemic lupus erythematosus (“SLE”), or Crohn’s disease (“CD”). Across these studies, pacibekitug was generally well-tolerated, consistent with other therapies in the IL-6 class and had low rates of anti- drug antibodies (“ADAs”) in the approximately 450 participants tested. We seek to leverage this large existing clinical dataset for pacibekitug, along with the extensive clinical experience with the IL-6 class, in our development programs. We believe this existing clinical dataset for pacibekitug serves as a basis for which the FDA will allow us to move directly into additional Phase 2 and/or pivotal trials in future selected development indications. To date, the FDA has cleared our INDs to support the initiation of the ongoing Phase 2 TRANQUILITY trial and ongoing pivotal Phase 2b spiriTED trial.
Potential Benefits of Pacibekitug
We believe pacibekitug presents a potentially best-in-class product profile for a wide range of indications where IL-6 biology is implicated. The potential benefits of pacibekitug may include:
•Deep and sustained suppression of the IL-6 pathway. In preclinical studies, pacibekitug has exhibited high affinity for IL-6 (kD in the picomolar range) and, in clinical studies, has exhibited a naturally occurring terminal half-life of 47 to 58 days. Pacibekitug has demonstrated meaningful suppression of IL-6 signaling at doses as low as 10mg as measured by hs-CRP. hs-CRP is an acute phase protein and a key downstream marker of IL-6 pathway signaling.
•Low-volume, subcutaneous delivery. Pacibekitug is expected to be subcutaneously administered with a 1mL or lower volume, making it a potentially more convenient therapy for patients and physicians compared to agents that require intravenous infusion or high-volume subcutaneous injection or infusion.
•Infrequent dosing. We expect pacibekitug will be dosed once every eight weeks or possibly every three months, depending on the indication, which is supported by prior studies conducted by Pfizer as well as our pharmacokinetic-pharmacodynamic modeling.

•Low immunogenicity. To date, low potential for immunogenicity has been observed for pacibekitug, with only two patients demonstrating evidence of treatment-emergent ADAs out of the approximately 450 participants dosed in completed Phase 1 and Phase 2 studies.
AAA: Abdominal Aortic Aneurysm; AE: Autoimmune Encephalitis; ASCVD: Atherosclerotic Cardiovascular Disease; COVID-19: Coronavirus Disease 2019; CRS: Cytokine Release Syndrome; GCA: Giant Cell Arteritis; MCD: Multicentric Castleman’s Disease; MOGAD: Myelin Oligodendrocyte Glycoprotein Antibody-Associated Disease; NMOSD: Neuromyelitis Optica Spectrum Disorder; PJIA: Polyarticular Juvenile Idiopathic Arthritis; PMR: Polymyalgia Rheumatica; RA: Rheumatoid Arthritis; SJIA: Systemic Juvenile Idiopathic Arthritis; SSc-ILD: Systemic Sclerosis-Associated Interstitial Lung Disease; 1 As reported in the label or FDA review documents of the approved products; no head-to-head studies have been conducted against the approved products shown here, which have each been evaluated in indications other than those we are pursuing
Cardiovascular Inflammation
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
Cardiovascular Scientific Advisory Board
In October 2024 we announced the formation of our Cardiovascular Scientific Advisory Board (“CV SAB”). The CV SAB brings together academic and industry veterans with significant experience in cardiovascular medicine, clinical trial design and execution, and therapeutic innovation. This world-class group of experts is expected to provide strategic guidance and expertise as we advance our development efforts for pacibekitug within cardiovascular inflammation. Our CV SAB is currently comprised as follows:
•Deepak L. Bhatt, MD, MPH, MBA (CV SAB Chair) - Mount Sinai Fuster Heart Hospital
•Paul M. Ridker, MD, MPH - Harvard Medical School, Brigham and Women’s Hospital
•Joshua A. Beckman, MD, MSc - University of Texas Southwestern
•Marc P. Bonaca, MD, MPH - University of Colorado, CPC Clinical Research
•Robin Choudhury, MA, DM - University of Oxford

•Dipender Gill, MD, PhD - Sequoia Genetics
•Douglas L. Mann, MD - Washington University School of Medicine
•James Min, MD - Cleerly, Inc.
•Pradeep Natarajan, MD, MMSC - Massachusetts General Hospital, Harvard Medical School
•Michael D. Shapiro, DO, MCR - Wake Forest University
•Michael Szarek, PhD - University of Colorado, CPC Clinical Research
ASCVD
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
•Biomarkers such as elevated cholesterol, hs-CRP, and triglyceride levels.
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
Role of IL-6-driven Inflammation in ASCVD
The critical role of inflammation in ASCVD pathogenesis has been studied for over two decades. Pro-inflammatory monocytes home to atherosclerotic lesions and engulf lipoproteins and become foam cells that accumulate in plaques. Oxidized phospholipids and lipoproteins serve as inflammatory markers which can recruit and activate T-cell and humoral responses, further driving inflammation and atherosclerosis. Elevated hs-CRP is a known risk factor for ASCVD and is included in multiple guidelines for risk assessment for ASCVD. Chronic inflammatory conditions such as psoriasis, RA, and lupus are also risk factors. Across multiple cardiovascular outcomes studies, reduction of inflammation has been associated with improved outcomes and has been shown to be a more powerful predictor for therapeutic benefit than other biomarkers, such as cholesterol levels. Further, across a number of external cardiovascular outcomes trials, indirect inhibitors of IL-6-driven inflammation demonstrated statistically significant MACE reductions while outcomes trials of non-IL-6-related anti-inflammatory mechanisms did not produce statistically significant MACE reductions, highlighting the importance of IL-6 inhibition in targeting inflammation in CVD. These trials did not directly test an anti-IL-6 mechanism.

A targeted anti-inflammatory approach to treat CV disease was most recently supported by the third-party CANTOS study of canakinumab, a monoclonal antibody targeting IL-1ß, a key cytokine that can upregulate IL-6 levels. In three months, 150mg canakinumab achieved approximately 59% reduction in hs-CRP, without any discernable effect on other key risk factors such as low-density lipoprotein cholesterol; thus, the CANTOS study was the first significant investigation of a targeted anti-inflammatory approach for the treatment of ASCVD. In the large cardiovascular outcomes trial, 150mg canakinumab given once every three months provided a statistically significant 15% relative benefit compared to placebo in the secondary prevention of MACE in patients who had a previous myocardial infarction or stroke, confirming the therapeutic potential of a targeted, anti-inflammatory approach in CVD. Notably, the relative benefit versus placebo was 25% for the subgroup of patients who, following one treatment of canakinumab, had hs-CRP levels less than or equal to 2.0 mg/L, or within the normal range. This benefit was increased to 35% versus placebo for the subgroup of patients whose on-treatment IL-6 levels were in the lowest tertile following one dose of canakinumab. Notably, these trends in therapeutic benefit were also seen on reductions in cardiovascular death.
Results from CANTOS study of canakinumab in ASCVD. Reduction in MACE shown as 1-Hazard Ratio. MACE: major adverse cardiovascular events including CV death, myocardial infarction (MI), stroke. Overall CANTOS analysis presents data for 150mg dose group; values for CANTOS subanalyses combine all doses (50, 150, 300 mg). Ridker et al., NEJM (2017). Ridker et al., Lancet (2018). Adjusted for age, gender, smoking, hypertension, diabetes, BMI, baseline hs-CRP, baseline LDL-C. Ridker et al., Eur Heart J (2018). Adjusted for age, gender, smoking, hypertension, diabetes, BMI, baseline IL-6, baseline LDL-C. Ridker et al., JACC (2018).
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
Following the results of the CANTOS study, the potential of an IL-6 targeted approach for ASCVD was further supported by the third-party Phase 2b RESCUE study of ziltivekimab, an anti-IL-6 monoclonal antibody, which showed up to 92% hs-CRP reductions for the 30 mg group at 12 weeks following monthly doses in an ASCVD patient cohort co-presenting with renal disease. By comparison, canakinumab only achieved as high as 68% reduction in hs-CRP.

hs-CRP reductions after treatment with canakinumab, ziltivekimab and clazakizumab. 1. Ridker et al., NEJM (2017); median reductions reported . 2. Ridker et al., Lancet (2021); median reductions reported. 3. Chertow, Nature (2024):geometric mean ratios reported. Certain data in this slide are based on a cross-trial comparison and are not based on head-to-head clinical trials. Cross-trial comparisons are inherently limited and may suggest misleading similarities or differences in outcomes. Results of head-to-head comparisons may differ significantly from those set forth herein.
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
Pacibekitug for the Treatment of ASCVD
We believe pacibekitug may offer a more convenient dosing profile for IL-6 inhibitors in the treatment of ASCVD. Competitor anti-IL-6 agents under development involve either intravenous administration or a subcutaneous administration once a month. In contrast, the targeted dosing regimen for pacibekitug is subcutaneous administration once every three months supported by its PK/PD modeling as shown in the figure below. Prior Phase 1 and Phase 2 trials of pacibekitug observed consistently lower levels of hs-CRP approximately three months following the last dose. A quarterly dosing regimen for pacibekitug would offer the potential to meaningfully improve patient convenience as well as optimize patient adherence to therapy due to the decreased drug administration burden.

ASCVD: atherosclerotic cardiovascular disease, RA: rheumatoid arthritis, SLE: systemic lupus erythematosus, CD: Crohn’s disease. The PK and PK/PD models for pacibekitug were developed based on the data from 5 clinical trials (two phase 1 studies in healthy volunteers, one phase 1 trial in RA, one phase 2 trial in SLE, and one phase 2 trial in CD). A two-compartment model with first-order absorption and linear elimination and a mechanism-based indirect response model (in a relationship on hs-CRP) adequately described the PK and PK/PD relationships, respectively. Simulations were performed assuming an RA-like population with baseline hs-CRP >2 mg/L to 10 mg/L. Results at Day 90 are shown. 1. Ridker et al., Lancet (2021). Results after 12 weeks of treatment are shown. Certain data in this slide are based on a cross-trial comparison and are not based on head-to-head clinical trials. Cross-trial comparisons are inherently limited and may suggest misleading similarities or differences in outcomes. Results of head-to-head comparisons may differ significantly from those set forth herein.
Pacibekitug Clinical Program in ASCVD
As previously announced in January 2024, we have reached alignment with the FDA on our ASCVD clinical development program for pacibekitug, including the Phase 2 TRANQUILITY trial evaluating hs-CRP reduction, a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated hs-CRP and CKD. In March 2024, the FDA cleared our IND related to our ASCVD clinical development program. The Phase 2 TRANQUILITY trial commenced in April 2024 and completed over-enrollment in December 2024. We expect to report topline data in the second quarter of 2025. Pending successful completion, we expect that positive results from the Phase 2 TRANQUILITY trial will position us to be ready Phase 3-ready for ASCVD.

Trial design for Phase 2 TRANQUILITY trial
Abdominal aortic aneurysm (AAA)
Affecting approximately 2 million patients in the United States, AAA is serious condition with high unmet need characterized by weakening and enlargement of the aorta, the largest blood vessel in the body. This expansion increases the risk of rupture which is a catastrophic and usually fatal event.
Current Treatment Paradigm for AAA
To prevent AAA rupture, surgery is recommended for large abdominal aortic aneurysms. The vast majority of patients with medium-sized AAA reach the recommended threshold for repair within three to five years. However, surgical repair, whether done via endovascular techniques or open surgery, is associated with near-term and long-term complications. There are no FDA-approved treatments to slow AAA growth. Addressing this treatment gap has been identified as a high priority among vascular specialists and researchers.
Role of IL-6-driven Inflammation in AAA
The totality of data provide compelling evidence to support the therapeutic potential of IL-6 inhibition to slow AAA growth. Naturally occurring human genetic variants that mimic low-dose IL-6 pathway inhibition have been associated with statistically significant reductions in the risk of developing abdominal aortic aneurysm. Epidemiological evidence is supportive as well. Higher circulating levels of IL-6 and higher aortic tissue levels of IL-6 have been associated with the presence of abdominal aortic aneurysm. In addition, higher levels of hs-CRP have been associated with a higher risk of AAA and increased AAA size. Finally, experimental evidence has been supportive of the potential therapeutic impact of IL-6 inhibition on AAA. In mouse models of AAA, genetic and pharmacological inhibition of IL-6 pathway signaling have been associated with decreased aneurysm expansion.
Pacibekitug for the Treatment of AAA
We believe pacibekitug has the potential be a first-in-disease treatment to slow the growth of AAA with a convenient infrequent, low volume, subcutaneous dosing regimen.
Pacibekitug Clinical Program in AAA
We are planning to initiate a Phase 2 proof of concept trial to evaluate the ability of pacibekitug to inhibit AAA growth. Serial imaging lies at the foundation of clinical care for patients with AAA, embedded firmly with clinical guidelines, and for our Phase 2 trial, we expect to leverage multimodality imaging to efficiently characterize pacibekitug. Dosing will be informed by topline results from our Phase 2 TRANQUILITY trial, which we expect to report in the second quarter of 2025. We plan to discuss with the FDA the Phase 2 proof-of-concept design and share details of the forthcoming trial prior to trial initiation.
TED Overview
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
Role of IL-6 in TED
IL-6 is believed to play a critical role in TED, including in autoantibody production, T cell-mediated inflammation, and orbital fibroblast activity. IL-6 and soluble IL-6R levels are elevated in patients with TED and correlate with disease activity. In a study of patients with Graves’ disease, those who developed TED had significantly higher IL-6 levels than those who did not. In addition, elevated levels of biomarkers of IL-6 mediated signaling, such as hs-CRP, red blood cell distribution width, and neutrophil-to-lymphocyte ratio have been observed in patients with TED. Each of these markers represents distinct, downstream biological pathways modulated by IL-6, such as acute phase inflammation, iron metabolism, and immune cell regulation.

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
A meta-analysis published in April 2022 reported that hearing-related disturbances occurred in 15% of patients treated with TEPEZZA, of which 45% were reported as persistent. Another publication reports that hearing disturbances began to emerge after a mean of 3.6 infusions of TEPEZZA (out of the standard eight infusions per treatment course). Furthermore, as of December 2024, 1,121 cases of hearing and ear-related adverse events related to TEPEZZA treatment have been captured in the FDA’s Adverse Event Reporting System (FAERS) database. These events have included reports of permanent deafness.
As of February 2025, over 220 lawsuits have been filed by patients who allege they suffered hearing loss due to treatment with TEPEZZA related to a failure by Horizon Therapeutics plc, which was acquired by Amgen, and which manufactured, promoted, and sold TEPEZZA prior to the acquisition, to adequately inform patients of the risk of hearing loss associated with TEPEZZA. In July 2023, the FDA required Horizon Therapeutics plc to update TEPEZZA’s label to include a warning that states, “TEPEZZA may cause severe hearing impairment including hearing loss, which in some cases may be permanent. Assess patients’ hearing before, during, and after treatment with TEPEZZA and consider the benefit-risk of treatment with patients.”
Clinical Experience in TED with IL-6 Inhibition
There is a large and growing body of literature documenting successful clinical experiences with IL-6 pathway inhibition, namely the use of tocilizumab, an anti-IL-6R antibody, as an off-label treatment for TED. In over 50 investigator-led studies and retrospective analyses, spanning a total of over 400 patients with TED, IL-6 pathway inhibition was reported to offer meaningful improvement in proptosis, CAS, and/or diplopia. Substantial reductions in TSI levels have also been noted. Treatment was observed to be generally well-tolerated, with no major safety signals reported. In addition to this host of published literature, the European Group on Graves’ orbitopathy (“EUGOGO”) recommends tocilizumab for treatment of moderate-to-severe, steroid-resistant TED.
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

A summary of published literature reporting on the off-label use of IL-6 pathway inhibition in TED is provided in the table below. This published literature listed below may not be indicative of future clinical results for pacibekitug.
Published literature reporting on the off-label use of IL-6 pathway inhibitors supports the potential of IL-6 blockade to offer meaningful effects upon proptosis and CAS. Proptosis response rate is generally defined in the data outlined here as a ≥2 mm proptosis improvement in the worse eye at baseline without any worsening in the other eye. CAS response rate is generally defined in the data outlined here as a CAS of 0 or 1. Studies referenced in this table represent investigator-led studies and were not designed with the intent of generating evidence for an approval of tocilizumab or sarilumab in TED. The majority of these studies were not designed with power to detect statistical significance. NR: not reported. TCZ: tocilizumab. SAR: sarilumab
Pacibekitug for the Treatment of TED
We seek to establish pacibekitug as a new standard-of-care for the first-line treatment of TED. We believe pacibekitug has the potential to offer attributes of an ideal first-line therapy for TED, including:
•Broad, deep, and durable effects. Based on the strong evidence implicating IL-6’s central role in TED, we believe pacibekitug offers the potential for meaningful and durable benefit across multiple efficacy outcome measures relevant to TED, such as proptosis, CAS, and diplopia.
•A generally well-tolerated product without a risk of hearing loss. Based on the extensive safety experience with IL-6 pathway inhibitors as a class and the available safety data to date for pacibekitug, we believe that pacibekitug, at the dosing regimens being evaluated, has the potential to be generally well-tolerated in TED without a risk of hearing loss.
•An anti-inflammatory mechanism, well-suited for use early in disease. Given the natural pathology of TED, pacibekitug’s anti-inflammatory mechanism may be best suited for early use in the active inflammatory phase of disease, which has a time-limited window before tissue injury and fibrosis occur.
•A patient-centric experience. We plan to dose pacibekitug as a subcutaneous, low-volume (≤1 mL) injection once every eight weeks, which we believe will provide substantial improvements to ease of access and ease of use over the current standard of care.
We estimate that 15,000 to 20,000 patients out of the incident population in the U.S. have moderate to severe, active, inflammatory TED that may be appropriate candidates for treatment with an advanced therapy such as pacibekitug.
Pacibekitug Clinical Program in TED
We have initiated our first pivotal trial in TED, which we refer to as the spiriTED trial. This trial is a randomized, double-masked, placebo-controlled, dose-ranging Phase 2b study in adult patients with active, moderate-to-severe TED. We are enrolling approximately 81 participants with baseline proptosis at least 3 mm greater than the normal range for race and sex, baseline CAS score of 4 or greater on the 7-point scale, and TED symptom onset of approximately one year or less prior to entering the study. Participants must also have TSI positivity. The study protocol specifies additional inclusion and exclusion criteria.
In the Primary Efficacy Period (24-week duration), participants receive pacibekitug (20mg or 50mg) or placebo, administered subcutaneously every eight weeks at Day 1, Week 8, and Week 16. The primary endpoint of the study is the proptosis response rate at Week 20, defined as the percentage of participants who achieve at least a 2 mm reduction in proptosis from baseline in the study eye without worsening in the fellow eye and without need for rescue therapy or intervention. Additional endpoints include other efficacy outcomes (such as CAS and diplopia), safety, PK, PD, and ADA testing.
In the Extension Period, participants not experiencing a proptosis response (and not having received any rescue therapy or intervention) after completing the 24-week Primary Efficacy Period will receive 50mg of pacibekitug in an open-label fashion every eight weeks for three administrations. All participants (regardless of whether they receive pacibekitug) will be followed through week 72.
We expect to report topline results for the spiriTED’s Primary Efficacy Period in the second half of 2025. Initiation of a Phase 3 trial in TED will be dependent upon results from the Phase 2b spiriTED trial.

Trial design for Phase 2b spiriTED trial *Any participant who receives rescue therapy/intervention in Period A will not receive pacibekitug in Period B and will instead undergo follow-up only.
Previous Clinical Experience with Pacibekitug
Prior to our in-licensing of pacibekitug in May 2022, Pfizer had treated approximately 450 study participants with pacibekitug across six clinical trials including Phase 2 studies in SLE and CD.
The following table summarizes the previous studies conducted by Pfizer:

Study Description	Subjects Who Received Pacibekitug	Doses Tested

Single Ascending Dose PK Study in Healthy Participants	36	7, 22, 44, 112, 284, 500, 700 mg IV, single dose

Multiple Ascending Dose PK Study in Participants with Rheumatoid Arthritis Receiving Methotrexate	31	1, 10, 30, 100, 250 mg IV Q4W

Single Dose PK Study of Pacibekitug Administered Subcutaneously to Healthy Participants	10	200mg SC, single dose

Phase 2 Dose-ranging Study in Participants with Moderate to Severe CD who are Anti-TNF Inadequate Responders	178	10, 50, 200 mg SC Q4W

Phase 2 Open-label Extension Study in Participants with Moderate to Severe CD	191	50, 100 mg SC Q8W

Phase 2 Dose-ranging Study in Participants with Active Generalized Systemic Lupus Erythematosus	138	10, 50, 200 mg SC Q8W

Phase 1 trial in healthy volunteers
Study design:
Pacibekitug was studied by Pfizer in a first-in-human Phase 1, randomized, placebo-controlled, double-masked, single ascending dose study in healthy volunteers. A total of 48 participants were enrolled; 12 received placebo and 36 received seven different fixed intravenous doses of pacibekitug: 7, 22, 44, 112, 284, 500, and 700mg. Participants were followed until their serum levels of pacibekitug were below the lower limit of quantitation (“LLOQ”) and all treatment-related adverse events had resolved. The study was not powered for statistical significance.
PK/PD:
Pacibekitug’s exposure PK increased in a dose-proportional manner across the dose range tested. Mean terminal elimination half-life was similar across dose groups, ranging from 47-58 days. A dose-dependent reduction in high-sensitivity CRP (“hs-CRP”) was observed. hs-CRP is an indicator of inflammation and a downstream signal of IL-6 pathway activation. Maximal hs-CRP reductions relative to baseline were observed on Day 7 or Day 14 post dose across the various dose groups. Given the low baseline levels of Free IL-6 hs-CRP in this healthy population, the full PD effect of pacibekitug was not able to be observed compared to later studies in patients with inflammatory diseases.
Safety Data:
Pacibekitug in doses up to 500 mg appeared to be generally well-tolerated in this study with no dose limiting adverse effects, clinically significant laboratory abnormalities, or clinically relevant vital sign or ECG changes. During the study, three serious adverse events (“SAEs”) were reported by two participants. An SAE of spontaneous abortion that was considered potentially treatment-related by the sponsor was reported in the sexual partner of a participant in the 284 mg pacibekitug arm. One participant in the 700 mg pacibekitug arm reported 2 SAEs (tonsillitis and acute pancreatitis), both of which were considered treatment-related. At least 67% of subjects in each pacibekitug group experienced at least one AE compared to 58% in the placebo group. Headache and fatigue were the most frequently reported AEs (all causalities and treatment-related). The most frequently reported treatment-related AEs by Medical Dictionary for Regulatory Activities (MedDRA) version 13.1 system organ class were infections and infestations and gastrointestinal disorders, reported by 8 and 11 subjects in the pacibekitug groups and 1 and 0 subjects in the placebo group, respectively.
Phase 1 trial in RA patients
Trial design:
Pacibekitug was studied by Pfizer in a Phase 1 randomized, placebo-controlled, double-masked, escalating dose study investigating multiple ascending doses of intravenous pacibekitug in RA patients receiving methotrexate. A total of 40 participants were treated 9 received placebo and 31 received 3 monthly IV doses of pacibekitug at a set dosing level: 1, 10, 30, 100, or 250 mg. Participants were followed until their serum levels of pacibekitug were below the LLOQ and all treatment-related AEs had resolved. The study was not powered for statistical significance.
PK/PD:
Pacibekitug exposure increased approximately in proportion with dose. Accumulation of pacibekitug exposure, in terms of increases in Cmax after each 4-week dosing interval, was nearly constant from dose to dose and consistent with time-linear PK. Mean terminal elimination half-lives were 36-49 days across pacibekitug treatment groups. Greater serum CRP concentration reductions from baseline were observed in pacibekitug treatment groups compared with placebo from Day 7 to Day 84 and reductions appeared to be dose-related. Mean percent reductions from baseline were >80% (and up to 96%) in the higher pacibekitug dose groups. A single 10 mg intravenous dose of pacibekitug led to rapid and substantial decrease in CRP as shown in the figure below. Maximal reductions in CRP concentrations relative to baseline were generally observed by day 7 or day 14 across the various treatment groups. The time required for CRP levels to return to baseline appeared to increase as dose increased.

Median serum concentration of hs-CRP over time, with intravenous doses of study drug administered on day 1, 28, and 56 to RA subjects
Safety Data:
All doses of pacibekitug tested in the study appeared to be generally well-tolerated. During the study, three participants reported five treatment-emergent SAEs: two participants in the 30 mg pacibekitug arm and one in the 100 mg pacibekitug arm. The observed SAEs were plantar fasciitis, plantar abscess, pneumonia, chest pain (all in the 30 mg arm) and road traffic accident (100 mg arm). Proportions of subjects with treatment-emergent and treatment-related AEs were similar between placebo and pacibekitug treatment groups (100.0% vs 80.6%, and 44.4% vs 51.6%, respectively). A slightly greater proportion of pacibekitug-treated subjects experienced upper respiratory tract infection, increases in alanine transaminase (“ALT”) and aspartate transaminase (“AST”), and leukopenia treatment-emergent adverse effects (“TEAEs”), compared with placebo-treated subjects (25.8% vs 11.1%, 12.9% vs 0%, 12.9% vs 0%, and 9.7% vs 0%, respectively). No subjects with increased ALT or AST TEAEs met study criteria for abnormal laboratory values (i.e., >3 × upper limit of normal). Of the 4 subjects with TEAEs related to either hypercholesterolemia or dyslipidemia during the study, all responded well to the addition of lipid-lowering treatment with a reduction in serum lipid levels.
Phase 1 trial in healthy volunteers for single subcutaneous dose
Trial design:
Pfizer investigated pacibekitug in a Phase 1, single center, open-label study to investigate the safety, tolerability, and PK of a single dose level of subcutaneously administered pacibekitug in 10 healthy adult participants (all male). A dose of 200 mg SC was chosen for this study (2 concurrent 100 mg doses). The study was not powered for statistical significance.
Safety Data:
There were no SAEs, deaths, dose reductions, or discontinuations due to AEs during the study. A single 200 mg total dose of pacibekitug administered SC appeared to be well-tolerated in this study.

PK:
The PK profile of pacibekitug was characterized by a prolonged absorption rate followed by a mono-exponential decline in plasma concentrations. Comparison of exposure at similar doses following IV and SC administrations indicates that SC bioavailability is relatively high. The estimated dose-normalized AUCinf following the SC dose of 262 mg.h/mL/mg was similar to the average AUCinf of 249 mg.h/mL/mg following IV administration in healthy participants across a range of doses from 7 to 700 mg in the phase 1 single ascending dose trial of IV pacibekitug. The mean terminal elimination half-life was approximately 52 days.
Phase 2 trial in SLE patients
Trial design:
Pacibekitug was investigated by Pfizer in SLE through a Phase 2 randomized controlled trial, and results from this study have been published in a peer-reviewed medical journal. This Phase 2 trial was a multicenter, randomized, placebo-controlled, dose-ranging, double-masked, clinical study evaluating patients with active, generalized SLE. Participants were randomized to subcutaneous doses of pacibekitug: 10, 50, and 200 mg or placebo in a 1:1:1:1 ratio. The study included a 24-week treatment period and a 28-week follow-up period. Participants received study treatment on Day 1, Week 8, and Week 16. A total of 183 participants received at least 1 dose of study treatment (45 participants in the 10 mg pacibekitug group, 47 participants in the 50 mg pacibekitug group, 46 participants in the 200 mg pacibekitug group, and 45 participants in the placebo group). The primary endpoint of the study was the proportion of patients achieving a response on the SLE Responder Index (SRI-4) criteria at Week 24. The study was designed with 80% power to detect a 25% difference in the SRI-4 response rate between pacibekitug and placebo using a one-sided alpha of 0.05.
Safety:
Safety data results from this study supported the use of 10 and 50mg doses of pacibekitug. During the double-masked treatment period, the most commonly reported TEAEs (excluding infections or injection site reactions (“ISRs”)) across all treatment groups were headache (8.7%), nausea (8.2%), and diarrhea (6.6%), and the most frequently reported infectious TEAEs were upper respiratory tract infection (13.7%), cystitis (5.5%), and pharyngitis/laryngitis (5.5%). A total of 15 participants across the study experienced at least 1 ISR: 8 participants in the 50 mg pacibekitug arm, 3 participants in the placebo arm and 2 participants each in the 10 mg and 200 mg pacibekitug arms. More subjects experienced SAEs in the placebo (5 subjects, 11.1%) and 200 mg (5 subjects, 10.9%) groups compared to the 10 mg (2 subjects, 4.4%) and 50 mg groups (1 subject, 2.1%). There were 4 deaths in the study (1 in the 10 mg arm and 3 in the 200 mg arm). Causes of death were suspected pulmonary embolism in the 10 mg arm, and cardio-respiratory arrest, sepsis with pulmonary embolism, and disseminated tuberculosis in the 200 mg arm. In the interest of the safety of participants in the study, dosing in the 200 mg arm was prematurely terminated, based on an unblinded recommendation from the internal review committee for this study.
SLE has an elevated risk of serious complications, such as infection and thromboembolism. This risk is further amplified in patients who have higher severity of inflammation and/or are in the midst of an active disease flare, as the patients in this study were. Additional confounding data was introduced from a high rate of concomitant medication use, such as systemic corticosteroids which may increase the risk for complications including infection and thromboembolism. Additionally, the 200 mg pacibekitug arm had a disproportionately higher rate of comorbidities at baseline, such as SLE-associated cardiorespiratory involvement and neuropsychiatric involvement. Despite these confounding factors, we do not intend to pursue treatment with a 200 mg dose of pacibekitug.
Efficacy Data:
The study did not meet the primary endpoint for efficacy on SRI-4, though the 10 mg pacibekitug treatment arm did see a numerical trend with a 60% response rate compared to 40% in the placebo arm (p=0.076, which is not statistically significant).
PK/PD:
Pacibekitug exposure increased dose-proportionally and mean terminal half-life ranged between 40-44 days. Dose proportional hs-CRP reductions were observed and serum hs-CRP levels were continuously suppressed from week 2 through week 24 in the treatment period. Median percentages of change of hs-CRP were 2.5%, -56.0%, -80.0%, and -93.0% at Week 24 in the placebo, 10, 50, and 200 mg pacibekitug treatment groups, respectively.
Phase 2 trials in Crohn’s Disease patients
Trial design:
Pacibekitug was investigated by Pfizer in CD through a Phase 2 randomized controlled trial and a companion open-label extension (“OLE”) trial. Results from these studies have been published in a peer-reviewed medical journal. The Phase 2 trial was a multi-center, parallel, dose-ranging, randomized, double-masked, placebo-controlled study evaluating patients with moderate to severe CD who were inadequate responders to anti-tumor necrosis factor (“TNF”) therapy. Participants were randomized to subcutaneous doses of pacibekitug: 10, 50, 200 mg or placebo in a 1:1:1:1 ratio. Participants received study treatment on Day 1 and Day 28 of the 12-week induction period. The primary endpoint of induction study was the proportion of patients achieving a ≥70-point reduction in CD Activity Index (“CDAI”) score (“CDAI-70”). After completing the induction period, participants could either enter the 28-week follow-up period or enter the OLE study. 247 participants received at least 1 dose of study treatment (67 participants in the 10 mg pacibekitug group, 71 participants in the 50 mg pacibekitug group, 40 participants in the 200 mg pacibekitug group, and 69 participants in the placebo group). Due to safety concerns from results of the SLE study, dosing of the 200 mg arm was prematurely terminated. The OLE study included a 48-week treatment period and a 28-week follow-up period. In the OLE, 191 participants received pacibekitug on Day 1 and every 8 weeks through Week 40. All participants received subcutaneous 50 mg pacibekitug on Day 1. Dose escalation to 100 mg was allowed for non-responders starting at 8 weeks; if such an individual did not experience a response within 8 weeks after this dose escalation, they were discontinued from the active treatment period. Responders who subsequently relapsed were also eligible for dose escalation to 100 mg. The OLE study was not powered for statistical significance.
Safety:
Safety results from this study supported the use of 10 mg, 50 mg, and 100 mg pacibekitug. At least 1 TEAE and at least 1 SAE were reported by 86.6% and 14.6%, respectively, of all participants during the first 12 weeks of the study. The most common TEAEs across all participants during this treatment period were CD (11.7%), abdominal pain (11.3%), nasopharyngitis (9.3%), and headache (8.5%). ISRs were infrequent, and there was no apparent imbalance in rates across treatment arms. There was 1 death in the 50 mg pacibekitug arm due to respiratory failure secondary to pneumonia following post-operative complications of colectomy in a participant with chronic obstructive pulmonary disease, which was assessed as unrelated to study treatment by the investigator. The most common SAEs across treatment arms were CD (15 participants), condition aggravated (6 participants), anal fistula and anal abscess (3 participants each), and abdominal pain (2 participants), and all other SAEs were experienced by only 1 participant across treatment arms; there were no apparent imbalances in the incidences of SAEs across treatment arms.
Across the 191 participants in the OLE, the median drug exposure was 378 days. At least 1 TEAE was reported by 89.5% of participants during the treatment period and 74.2% of participants during the follow-up period. At least 1 SAE was reported by 30.4% of participants during the treatment period and 20.6% of participants during the follow-up period. The most frequently reported TEAEs during the treatment period were CD (27.7%), abdominal pain (16.2%), and nasopharyngitis (12.0%). The incidence of ISRs during the treatment period was 4.7% and 11.0% of 50 mg pacibekitug-treated participants and 100 mg pacibekitug-treated participants respectively. The most common SAEs were worsening of CD (26 participants), followed by condition aggravated (13 participants). During the follow-up period, the most common TEAEs were worsening of CD (19.4%) and abdominal pain (7.7%). The most common SAEs were worsening of CD (17 participants) and condition aggravated (5 participants). No participants died during the OLE study in either the treatment period or follow-up period.
PD and Efficacy Data:
Serum hs-CRP levels were continuously suppressed from week 2 through week 12 in the induction period. Median percent change from baseline in serum hs-CRP were -12.3%, -66.4%, -86.3%, and -95.5% at Week 12 in the placebo, 10, 50, and 200 mg treatment groups, respectively.
The CDAI-70 response rates for the 50 mg pacibekitug arm were significantly greater than placebo at Week 8 (49.3% vs 30.6%, one-sided p <0.05) and Week 12 (47.4% vs 28.6%, one-sided p <0.05) and met the primary endpoint. The primary endpoint was not met for the 10 mg dose of pacibekitug. Due to halting of dosing in the 200mg pacibekitug arm, efficacy analysis was not conducted for this treatment group.
Immunogenicity:
Across the six studies described above, limited immunogenicity has been observed to date. Across the approximately 450 healthy volunteers and patients treated with pacibekitug, two study participants had samples that were confirmed ADA positive following pacibekitug treatment. Both participants’ ADAs were confirmed positive for neutralizing antibodies. Neither of the two participants experienced any AE or SAE that could be related to ADAs, and no discernible impact on PK was observed. Two additional participants had samples at baseline that were confirmed ADA positive but without any increase in ADA titer following pacibekitug treatment.
License Agreement with Pfizer
In May 2022, we entered into a license agreement (the “Pfizer License Agreement”) with Pfizer, pursuant to which we obtained an exclusive, sublicensable, royalty-bearing, worldwide right to use and license under certain know-how for the development, commercialization and manufacture of PF-04236921 (the “Compound”, now known as pacibekitug), and any pharmaceutical or biopharmaceutical product incorporating the Compound (the “Product”), for the treatment, diagnosis, or prevention of any and all diseases, disorders, illnesses and conditions in humans and animals. Pfizer is free to use the licensed know-how for any purpose other than those exclusively licensed to us.
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
In consideration for the license and other rights we received under the Pfizer License Agreement, we paid Pfizer an upfront payment of $5.0 million and granted Pfizer 7,125,000 Series A preferred units of Tourmaline Bio, LLC, which subsequently converted to 7,125,000 shares of our Series A convertible preferred stock, which was the equivalent to 15% of all of our capital stock on a fully-diluted basis at the time of issuance. In addition, in May 2023, we issued 8,823,529 additional shares of our Series A convertible preferred stock to Pfizer pursuant to an anti-dilution provision within the Pfizer License Agreement. Subsequent to the issuance of these additional shares of Series A convertible preferred stock, the anti-dilution provision is no longer in force and effect. These shares of Series A convertible preferred stock were converted into 1,272,214 aggregate shares of our common stock upon consummation of the Reverse Merger.
As additional consideration for the license, we are obligated to pay Pfizer up to $128.0 million upon the achievement of specific development and regulatory milestones. We are also obligated to pay Pfizer up to $525.0 million upon the first achievement of specific sales milestones. We are also obligated to pay Pfizer a marginal royalty rate in the low-double digits (less than 15%), subject to specified royalty reductions. The royalty term, on a Product-by-Product and country-by-country basis, begins on the first commercial sale of such Product and expires upon the later of twelve years following the date of the first commercial sale or the expiration of regulatory exclusivity protecting such Product. In the event we complete a Significant Transaction (as defined in the Pfizer License Agreement), we will be obligated to pay Pfizer a one-time payment in the low-eight digits (up to $20.0 million); the amount of such payment is based on the timing of the transaction. As of December 31, 2024, we do not owe any milestones or royalties under the Pfizer License Agreement, and no such milestone or royalties have been paid to date.
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
Reverse Merger with Talaris
On June 22, 2023, privately-held Tourmaline Sub, Inc. (formerly Tourmaline Bio, Inc., “Legacy Tourmaline”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talaris Therapeutics, Inc. (“Talaris”), a publicly traded company, and Terrain Merger Sub, Inc., a direct, wholly owned subsidiary of Talaris (“Merger Sub”). On October 19, 2023, Legacy Tourmaline completed the merger with Talaris in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly owned subsidiary of Talaris (such transaction, the “Reverse Merger”). The Reverse Merger was intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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
On June 30, 2024, Tourmaline Sub, Inc. was merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity.
Sales and Marketing
We do not currently have our own marketing, sales or distribution capabilities. In order to commercialize pacibekitug or any future product candidate, if approved for commercial sale, we would have to develop a sales and marketing infrastructure or make arrangements with third parties to perform these services for it. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for pacibekitug or any future product candidates inside and outside the U.S.
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of pacibekitug. Furthermore, there is limited capacity at contract manufacturers that operate under the current good manufacturing practice (“cGMP”) requirements of the FDA to meet our timelines and production needs. We currently rely and intend to continue to rely on contract development and manufacturing organizations (“CDMOs”), for drug substance, drug product, and labeling/packaging. Currently, we contract with three well-established third-party manufacturers, one for the manufacture of our drug substance, another for the manufacture of our drug product, and a third for labeling and packaging. We may engage additional third-party manufacturers to support any clinical trials for pacibekitug as well as commercialization of pacibekitug, if approved, in the U.S. or other jurisdictions. In addition, as our production needs increase, we may recruit additional experienced personnel to manage the CDMOs producing our product candidate and other product candidates or products that we may develop in the future.
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

Competition in IL-6
There are four FDA-approved products that block IL-6 or IL-6R, including tocilizumab (ACTEMRA®), siltuximab (SYLVANT®), sarilumab (KEVZARA®), and satralizumab-mwge (ENSPRYNG®). In addition, three biosimilars for tocilizumab have now been FDA approved, including TOFIDENCE® (Biogen), TYENNE® (Fresenius Kabi), and AVOTZMA® (Celltrion).
There are multiple IL-6 inhibitors in active clinical development (but not yet approved in the U.S.) including: ARGX-109 (argenx), clazakizumab (CSL Behring), levilimab (Biocad), olokizumab (R-Pharm), ziltivekimab (Novo Nordisk), and FB704A (Oneness Biotech Co).
Competition in ASCVD
Several classes of therapies are routinely used for the treatment of ASCVD. Examples of such therapy classes include (but are not limited to) statins and other therapies for dyslipidemia, beta-blockers, angiotensin-converting enzyme inhibitors, angiotensin receptor blockers, other antihypertensive agents, aspirin, and anti-platelet agents. These therapies are largely once-daily, oral therapies. Recently, low-dose colchicine (LoDoCo®), a broad anti-inflammatory medicine, and bempedoic acid (Nexletol®), another lipid lowering agent, were approved for the treatment of ASCVD. Both are once-daily, oral medicines. Additionally, subcutaneously administered agents with longer dosing intervals inhibiting proprotein convertase subtilisin/kexin type 9 (“PCSK9”) have been approved in the last decade. These agents include alirocumab (Praluent®), evolocumab (Repatha®), and inclisiran (Leqvio®). Glucagon-like peptide 1 (“GLP-1”) receptor agonists and GLP-1/glucose-dependent insulinotropic polypeptide (“GIP”) co-agonists are also approved to reduce the risk of cardiovascular events in patients with type 2 diabetes and/or obesity. These therapies are typically subcutaneously administered once weekly with oral formulations also available. We are not aware of any targeted, anti-inflammatory therapies approved for ASCVD.
We are aware of two IL-6 antibodies currently being developed for the treatment of ASCVD. Novo Nordisk is developing ziltivekimab, a monthly, subcutaneously administered monoclonal antibody targeting IL-6, in two Phase 3 ASCVD cardiovascular outcomes trials. The ZEUS trial is testing ziltivekimab in patients with ASCVD, chronic kidney disease, and residual inflammatory risk. The ARTEMIS trial is testing ziltivekimab in patients with a recent myocardial infarction. Novo Nordisk also has two additional, ongoing Phase 3 trials testing ziltivekimab in heart failure. CSL Behring is developing clazakizumab, a monthly, subcutaneously administered monoclonal antibody targeting IL-6, in a Phase 3 cardiovascular outcomes trial in end-stage kidney disease patients with diabetes or ASCVD. In addition, we are aware of companies developing nucleotide binding oligomerization domain-like receptor family pyric domain-containing 3 (“NLRP3”) inhibitors for the treatment of ASCVD. NLRP3 inhibitors are expected to lower hs-CRP levels and are also proposed to have other cardiometabolic effects. Companies we are aware of with ongoing CV-related trials of NLRP3 inhibitors include Novartis, Roche, Ventyx Therapeutics, Nodthera and Novo Nordisk (in partnership with Ventus Therapeutics). Other therapies being developed to reduce other risk factors (outside of IL-6-drive inflammation) for ASCVD include (but are not limited to) incretin-targeted agents, lipoprotein(a)-targeted agents, and angiopoietin-like protein 3-targeted agents.
Competition in AAA
Treatment for AAA is limited to surgical options. We are not aware of any pharmacological therapies approved for AAA or any ongoing, industry-sponsored studies evaluating a systemic therapy in AAA.

Competition in TED
To date, teprotumumab is the only FDA-approved agent for the treatment of TED. There are multiple other agents in various stages of development for the treatment of TED. These include, but are not limited to:
•Roche is developing satralizumab, currently being evaluated in ongoing Phase 3 studies.
•Viridian Therapeutics, Inc. (“Viridian”) is developing veligrotug (also known as VRDN-001), a monoclonal antibody targeting IGF-1R and delivered by intravenous infusion, has reported results for two Phase 3 trials and plans to file for FDA approval. Viridian is also developing VRDN-003, an anti-IGF-1R antibody delivered by subcutaneous administration, currently in Phase 3 studies.

•Acelyrin, Inc. (“Acelyrin”) is developing lonigutamab (VB-421), a monoclonal antibody targeting IGF-1R, delivered by subcutaneous administration, and previously announced plans to initiate two Phase 3 trials. In February 2025, Alumis Inc. announced a merger with Acelyrin and updated development plans for lonigutamab. As disclosed, Acelyrin plans to re-evaluate the development program for lonigutamab to confirm its differentiation in a capital efficient manner.
•Amgen is developing a subcutaneous form of teprotumumab, currently in a Phase 3 study. Amgen is also developing AMG732, a subcutaneous therapy with undisclosed mechanism of action, currently in a Phase 1 study.
•Sling Therapeutics, Inc. is developing linsitinib, a small molecule IGF-1R inhibitor, and has reported results from its Phase 2b study.
•Innovent Biologics, Inc. is developing IBI311, a monoclonal antibody targeting IGF-1R, delivered by intravenous infusion, currently under review by the China National Drug Administration.
•Minghui Pharmaceutical, Inc. is developing MHB018A, a monoclonal antibody targeting IGF-1R, delivered by subcutaneous administration. Phase 1b/2 data have been released along with plans to initiate Phase 3 trials in 2025.
•Lirum Therapeutics, Inc. is developing LX-101, an IGF-1 bound to methotrexate, currently in Phase 1 oncology studies, but with plans to develop in TED.
•argenx is developing efgartigimod, an antibody fragment targeting FcRn, currently being evaluated in ongoing Phase 3 studies.
•Immunovant, Inc. and Harbour BioMed are developing batoclimab (IMVT-1401/HBM9161), a monoclonal antibody targeting FcRn, currently being evaluated in ongoing Phase 3 studies.
•Lassen Therapeutics is developing LASN01, a monoclonal antibody targeting IL-11R, currently being evaluated in a Phase 2 study.
•Lundbeck is developing Lu AG22515, a recombinant fusion antibody targeting CD40L, currently being evaluated in a Phase 1b study.
•GenSci is developing GenSci098, a monoclonal antibody targeting TSHR, currently in a Phase 1 study.
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
Intellectual Property
We pursue a layered intellectual property strategy, including patents, trademarks, and trade secret rights, to protect our company name and our pacibekitug platform, including its use in treating various indications of interest to us.
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
Our patent portfolio currently includes solely owned provisional patent application filings in the U.S., international patent applications and non-provisional patent applications in Taiwan covering the use of pacibekitug for treating specified ocular and inflammatory indications. Given our pre-commercial state of development, we cannot be certain that any of the patent application filings in our portfolio will provide meaningful protection for any drug or indication we ultimately attempt to commercialize. Non-provisional filings in the U.S. and other jurisdictions that claim the benefit of the provisional filings would have a presumptive twenty-year term extending into 2043 or 2044.
We intend to pursue patent protection, whether through in-licensing or our own development, for future drug candidates and specific aspects of our treatment methods. We may also pursue additional patent protection for features of our pacibekitug platform, though we will rely on confidentiality and trade secret protections for certain aspects of that platform.
We have sought patent protection in the U.S., Taiwan, and internationally through Patent Cooperation Treaty (“PCT”) related to the use of pacibekitug in targeting specific diseases. As of the date of this prospectus, our patent portfolio consists of eight U.S. provisional applications, four pending PCT applications, and four pending Taiwan non-provisional applications. Two of the provisional applications were filed less than one year ago, and the PCT and Taiwan applications claim benefit of priority to the other provisional applications. The non-provisional applications are projected to expire in 2043 or 2044, prior to consideration of any additional patent term. We intend to pursue, when possible, further composition, method of use, dosing, formulation, and other patent protection directed to pacibekitug and any new products developed. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-

market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the Medicare Drug Price Negotiation Program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

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
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control biopharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as privacy, information security, safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Employees and Human Capital Resources
As of March 7, 2025, we had 74 full-time employees, including 11 who hold Ph.D. or M.D. degrees. Of these full-time employees, 54 employees are engaged in research and development and 20 employees are engaged in management or general and administrative activities. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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
We were incorporated under the laws of the State of Delaware in February 2002. Legacy Tourmaline was incorporated under the laws of the State of Delaware in September 2021. Following the Reverse Merger with Tourmaline Sub, Inc. (formerly Tourmaline Bio, Inc.) on October 19, 2023, we changed our name from Talaris Therapeutics, Inc. to Tourmaline Bio, Inc. Our principal executive offices are located at 27 West 24th Street, Suite 702, New York, New York 10010 and our telephone number is (646) 481-9832.
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
•We will need significant additional capital to proceed with the development and commercialization of pacibekitug and any potential future product candidates and our other operations. We may not be able to access sufficient capital on acceptable terms, if at all, and, as a result, we may be required to delay, scale back or discontinue development of such product candidates or other operations.
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
•As of December 31, 2024, our manufacturing and testing of bulk drug substance for pacibekitug currently takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
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
•If clinical trials of pacibekitug or any potential future product candidates fail to timely initiate, enroll, complete, or produce positive results, or to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (the “FDA”) or comparable health authorities or sufficiently demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•We have previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
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
•establish and maintain supply and manufacturing relationships, and ensure adequate, scaled-up, and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;
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

We have identified atherosclerotic cardiovascular disease (“ASCVD”) as the lead indication for pacibekitug. As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of high-sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. The related Investigational New Drug application (“IND”) was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease and elevated hs-CRP in April 2024, which we refer to as the TRANQUILITY trial.In December 2024, we announced the over-enrollment of the Phase 2 TRANQUILITY trial. We expect to announce topline data from the Phase 2 TRANQUILITY trial in the second quarter of 2025. Development of pacibekitug for ASCVD will require substantial additional investment for clinical development prior to potentially being submitted for regulatory review and approval in one or more jurisdictions.
Our second indication for pacibekitug is thyroid eye disease (“TED”). We submitted an IND in the U.S. to support initiation of a Phase 2b trial of pacibekitug in first-line TED. This IND was cleared by the FDA in August 2023, and we initiated the aforementioned Phase 2b trial in September 2023, which we refer to as the spiriTED trial. Topline data from the spiriTED trial are expected in the second half of 2025, and initiation of a pivotal Phase 3 trial of pacibekitug in first-line TED will be dependent on those results.
If in either our TRANQUILITY trial or our spiriTED trial, pacibekitug encounters undesirable safety signals, insufficient efficacy results, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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
We believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Annual Report on Form 10-K. More specifically, based on our current development plans and related assumptions, we believe our cash, cash equivalents and investments are sufficient to fund our operations into the second half of 2027. We have based these estimates on plans and assumptions that may prove to be insufficient or inaccurate (for example, with respect to anticipated costs, timing, or success of certain activities), and we could utilize our available capital resources sooner than we currently expect. In addition, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.
We plan to finance our future cash needs through public or private equity or debt offerings, BD Arrangements, or a combination of these potential financing sources. For example, we may seek BD Arrangements in the future to facilitate clinical development that requires significantly more capital and resources that may otherwise not be available to us on acceptable terms or at all, such as large cardiovascular outcome trials of pacibekitug in patients with ASCVD. Additional capital may not be available in sufficient amounts, on reasonable terms, or when we need it, if at all. In addition, our ability to obtain financing may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine and hostilities in the Middle East, global pandemics, inflation, fluctuating interest rates, and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, fluctuating interest rates and uncertainty about economic stability. If the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
We will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Exchange Act. Our management team consists of the executive officers of Legacy Tourmaline prior to the Reverse Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
As of December 31, 2024, our manufacturing and testing of bulk drug substance for pacibekitug currently takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
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
Additionally, we have transferred manufacturing and testing of pacibekitug bulk drug substance to a facility in the U.S. that is licensed for commercial production. We intend to use this U.S. facility to produce pacibekitug bulk drug substance for late-stage clinical studies and commercial supply. There may have been, or may be, as yet unknown negative consequences of transferring the manufacture and testing process as described above. Furthermore, our process at the new facility may result in the production of pacibekitug that is not comparable to the current pacibekitug clinical trial material produced at the facility in China, where we previously manufactured pacibekitug bulk drug substance.. Also, we plan to conduct manufacturing and testing of pacibekitug drug product at a facility in Europe that is licensed for commercial production, through a global CDMO. Pacibekitug drug product produced at the commercial facility may not be comparable to the current pacibekitug drug product that is being used in our clinical studies.
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

We collect, store, receive, transmit, generate, use, transfer, disclose, make accessible, protect, secure, dispose, share and otherwise process (collectively, process) proprietary, confidential and otherwise sensitive information, including personal information (such as health-related data of clinical trial participants and employee information), in the course of our business. Our technology systems and the information and data processed and stored by us or by third parties with whom we work (e.g., research collaborators, partners, CROs, CDMOs, contractors, consultants and other third parties), are vulnerable to a variety of evolving online and offline threats that could result in security incidents, including unauthorized, unlawful, or accidental loss, damage, corruption, access, use, encryption, acquisition, disclosure, misappropriation, or other compromise of such systems or data. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business (including to conduct our clinical trials) and may have other adverse effects.

We and third parties with whom we work face threats that are constantly evolving and growing in frequency, sophistication, and intensity. These threats include (without limitation) malware (including as a result of advanced persistent threat intrusions), viruses, worms, software vulnerabilities and bugs, software or hardware failures, hacking, denial of service attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential harvesting, ransomware, personnel misconduct or errors, credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by AI, earthquakes, fires, floods and other similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. If a security incident were to materially impact us, our CROs, our CDMOs, our service providers, our current or potential future parties or other third parties with whom we work, there could be material disruptions to our business operations or other significant harm to our business.

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

Certain functional areas of our workforce work remotely on a full- or part-time basis outside of our corporate network security protection boundaries or otherwise utilize network connections, computers and devices outside of our premises or network, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, and other cybersecurity attacks, and unauthorized dissemination of proprietary or confidential information, including personal information, any of which could have a material adverse effect on our business. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may be required to, or we may choose to, expend significant resources (including financial) or modify our business activities (including our clinical trial activities) in an effort to protect our information systems and data (including against security incidents) or to detect, investigate, mitigate, contain and remediate a security incident, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have implemented security measures and processes designed to protect against, mitigate and remediate security incidents, we cannot assure you that these security measures that we or our service providers implement will be effective in preventing security incidents, disruptions, cyberattacks, or other similar events. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate, all such vulnerabilities including on a timely and effective basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. If our information systems or data, or that of the third parties with whom we work, are compromised or were perceived to be compromised, it could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of pacibekitug, to analyze clinical trial samples and to conduct clinical trials, and security incidents experienced by these third parties could have a material adverse effect on our business. Actual or perceived security incidents affecting us or the third parties with whom we work or partner with could result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data or processing of sensitive information), financial loss and other liabilities, and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stakeholders, such as individuals, regulators, and others, or take other required remedial or corrective actions and may subject us to liability. Such disclosures and remediation efforts may be costly, and related requirements or the failure to comply with them could lead to adverse consequences.

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

We process proprietary, confidential and sensitive information, including personal information (including health-related data), which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of such information in connection with our business.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S or other countries. Certain jurisdictions have enacted data localization restrictions or laws and regulations restricting cross-border transfers of personal information. In particular, regulators and courts in the EEA, the UK, and Switzerland have significantly restricted the transfer of personal information to the U.S. and other countries that have not been declared “adequate” for data protection purposes by a relevant governmental authority. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently mechanisms that may be used to transfer personal information from the EEA, the UK, or Switzerland to the U.S. in compliance with European data protection laws, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the EU-U.S. Data Privacy Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to transfer personal data to the U.S.

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

Privacy and data security laws in the U.S. at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Certain state laws also impose stricter requirements for processing sensitive personal information such as obligating covered businesses to conduct data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires certain businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other comprehensive state privacy laws contain exemptions for certain personal information processed in connection with clinical trials, the evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third-party litigation and regulatory investigations, enforcement, fines, and penalties.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies and provide notices regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies or notices are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our personnel and others with whom we work use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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
If clinical trials of pacibekitug or any potential future product candidates fail to timely initiate, enroll, complete, or produce positive results or to demonstrate safety and efficacy to the satisfaction of the FDA or comparable health authorities or sufficiently demonstrate differentiation from other approved therapies or therapies in development, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
The markets for immune and inflammatory disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for ASCVD and TED. We anticipate that, if we obtain regulatory approval of pacibekitug, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, pacibekitug may also compete with unregulated, unapproved and off-label treatments. Pacibekitug may also face biosimilar competition following loss of regulatory exclusivity and/or patent expiry. Even if an approved biosimilar product is less effective than pacibekitug, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidate based upon cost. Pacibekitug will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product, if approved, provides an attractive alternative to existing and other new therapies to gain a share of some patients’

discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidate and contribute to downward pressure on the pricing of our product candidate, which could harm our business, financial condition, results of operations and prospects.
We expect to face competition from agents with various mechanisms of action in both ASCVD and TED. For example, in January 2020, the FDA approved Amgen Inc.’s (formerly Horizon Therapeutics Public Limited Company) TEPEZZA (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. In addition, there are multiple other agents in various stages of development for the treatment of TED, including Roche’s satralizumab, an anti-IL-6R monoclonal antibody. The first line of treatment for patients with TED is generally immunosuppressive therapy, including high doses of corticosteroids. For ASCVD, several classes of therapies are routinely used, including statins, beta-blockers, ACE inhibitors, ARBs, aspirin, and other anti-platelet agents. Additionally, we are aware of two IL-6 blockers currently being developed for the treatment of ASCVD.
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
We intend to initially seek regulatory approval of pacibekitug as therapies for patients with ASCVD, abdominal aortic aneurysm (“AAA”) and TED. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. In addition, we may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business, financial condition, results of operations and prospects.
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
Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign health authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. We will be subject to ongoing requirements, including submissions of safety and other post-marketing information, reports, establishment registration and product listing requirements, requirements relating to current cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. We will also need to ensure continued compliance by it and/or any future contract manufacturing organizations and CROs for any post-approval clinical trials that we conduct. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-

marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under the Food and Drug Omnibus Reform Act of 2022, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.
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
The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of pacibekitug or any potential future product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper”) overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of any administration may impact our business and industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, (1) directs the HHS, to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been amendments to and executive, judicial and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive legislation repealing the ACA, such legislation may be reintroduced, particularly given recent U.S. elections. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for pacibekitug and any potential future product candidates, which would adversely affect our business.
There has also been increasing executive, legislative and enforcement interest in the U.S. with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm its future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly given recent U.S. Presidential and Congressional elections. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in the June 2024 Loper decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for pacibekitug. Such reforms could have an adverse effect on anticipated revenue from pacibekitug and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
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

•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes obligations on “covered entities,” including health plans and healthcare providers, and their business associates with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, as well as their covered subcontractors. Although we are not directly subject to HIPAA as a covered entity or business associate, we could be subject to criminal or civil penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. We are also subject to state, federal and international privacy and security laws governing the processing and security of personal identifiable information. HIPAA also imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $50.6 million. Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. In addition, our U.S. federal net operating loss carryforwards and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating loss carryforwards and tax credits may also be impaired or restricted under state law. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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

We have previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner commensurate with the financial reporting requirements of an SEC registrant. Prior to the completion of the Reverse Merger, we were a private company and therefore had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant.
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
We determined the material weaknesses previously identified have been remediated as of December 31, 2024 through effective implementation of our remediation plan, which included hiring additional accounting personnel with expertise commensurate with our financial accounting and reporting requirements and that have the requisite experience to oversee outsourced service providers and specialists, upgrading our financial systems and implementing information technology general controls, establishing controls to identify, assess, and respond to the risks of material misstatements, and establishing controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion.
While we have remediated the previously identified material weaknesses in our internal control over financial reporting, we may in the future identify additional material weaknesses which may adversely affect our business and could result in a future misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We expect to expand our clinical development, manufacturing and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, including significant growth in the number of our employees, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of March 7, 2025, we had 74 full-time employees, including 54 who are engaged in research and development activities, and no part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if pacibekitug or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We have filed twelve provisional patent applications (one of which has expired in favor of a new provisional patent application and eight of which have been converted to non-provisional or Patent Cooperation Treaty (“PCT”) applications) and four non-provisional patent applications in the U.S., as well as seven PCT patent applications and four non-PCT applications related to the U.S. applications, to obtain patent rights to our inventions, with claims directed to methods of use, combination therapy and other technologies relating to our product candidates. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to us for the same or similar uses. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.
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
We do not currently own or have a license to any issued patents that cover pacibekitug, although this product candidate is disclosed and its use claimed in our pending U.S. provisional applications, U.S. non-provisional applications, and PCT applications. The patent landscape surrounding pacibekitug is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover the use of such product candidate, that we will obtain sufficiently broad claims to be able to prevent others from selling competing products for the same or similar uses, or that we will be able to protect and maintain any patent protection that we initially secure.

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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from fluctuating interest rates, inflation, global geopolitical conflict, or other macroeconomic conditions could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.
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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract development and manufacturing organizations, supply chain resources, laboratories, and clinical database and data management providers and consultants. We have vendor security assessment processes such as assessing cybersecurity risks associated with our use of certain vendors for our clinical trials, manufacturing, and related operations. Our vendor risk management processes, depending upon the type of vendor, include conducting vendor risk assessments, submitting security questionnaires, conducting audits, and imposing contractual obligations related to information security and data protection. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including Risks Related to Government Regulation, Risks Related to Intellectual Property, and risk factors entitled “We, our CROs, our CDMOs, service providers, our current and potential future partners or other third parties with whom we work, could experience a security incident, system disruption or failure, data loss, cyberattack, or similar event that could compromise our systems and data (or those of the third parties with whom we work), result in material disruptions to our business operations, lead to regulatory investigations or actions, litigation, fines and penalties, affect our reputation, revenue or profits, or otherwise harm our business” and “We (and the third parties with whom we work) are subject to rapidly changing and increasingly stringent foreign and domestic laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy, data protection and information security. The restrictions imposed by these requirements or our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.”

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

Our Head of IT is responsible for engaging and managing external consultants and vendors related to cybersecurity, hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, developing an information and cybersecurity strategy roadmap, and communicating key priorities to relevant personnel. Our Head of IT works with our Chief Business Officer and General Counsel, along with our Chief Financial Officer and Assistant General Counsel, to prepare appropriate budgets, prepare for cybersecurity incidents, review and approve cybersecurity processes, and review security assessments and other security-related reports. Our Head of IT has over 20 years of experience in IT and information security functions. Our external CISO has over 25 years of experience in IT and information security functions, as well as advanced degrees and certain certificates pertaining to information security.

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
Stockholders
Our common stock is listed on The Nasdaq Global Select Market under the symbol “TRML”. As of March 7, 2025, there were 27 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Parties
The following table provides information about purchases we made during the three months ended December 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2024	—	$—	—	$—
November 1 through November 30, 2024	26,051	$0.13	—	—
December 1 through December 31, 2024	—	$—	—	—
Three Months Ended December 31, 2024	26,051	$0.13	—	$—
(1) We repurchased 26,051 shares of common stock from a former employee, originally issued upon the early exercise of stock options, which were unvested as of the employee’s separation date. This repurchase was made at the original exercise price.
(2) We did not have a repurchase program in place during the three months ended December 31, 2024.
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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion and analysis comparing our results for the year ended December 31, 2023 to the year ended December 31, 2022, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. References to “we”, “our” and “the Company” refer to Legacy Tourmaline for periods prior to the closing of the Reverse Merger, and to Tourmaline Bio, Inc. (formerly Talaris Therapeutics, Inc.) for all other periods, as the context requires.
Overview
We are a late-stage clinical biotechnology company focused on developing transformative medicines that dramatically improve the lives of patients with life-altering immune and inflammatory diseases. In doing so, we seek to identify and develop medicines that have the potential to establish new standards-of-care in areas of high unmet medical need.
Our initial product candidate is pacibekitug (also known as TOUR006), a fully human monoclonal antibody that selectively binds to interleukin-6 (“IL-6”), a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The anti-IL-6 and anti-IL-6 receptor (“IL-6R”) antibody class (“IL-6 class”) has over two decades of clinical and commercial experience treating over a million patients with a variety of autoimmune and inflammatory diseases. To date, four anti-IL-6 or anti-IL-6R antibodies have been approved in the United States (“U.S.”). These four anti-IL-6 or anti-IL-6R antibodies together generated more than $3.5 billion in global sales in 2024.
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
We are pursuing two strategic paths for pacibekitug, the first of which is cardiovascular inflammation. We believe pacibekitug has the potential to transform the standard of care for patients living with high risk of cardiovascular disease by targeting key inflammatory pathways driving cardiovascular disease. Atherosclerotic cardiovascular disease (“ASCVD”) is a leading cause of death globally. Preventing major adverse cardiovascular events (“MACE”), such as death, nonfatal myocardial infarction or nonfatal stroke, has the potential to significantly reduce global cardiovascular disease burden. IL-6 has been identified as a promising drug target for addressing the risk of MACE in ASCVD, and multiple external Phase 3 cardiovascular outcome trials investigating IL-6 blockade are ongoing. We believe that pacibekitug potentially offers a meaningfully enhanced product profile to these competitor programs with a potential for subcutaneous dosing once every three months.
As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (“FDA”) on our ASCVD clinical development program, including our Phase 2 TRANQUILITY trial evaluating the reduction of high sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated hs-CRP and chronic kidney disease. In March 2024, the FDA cleared our Investigational New Drug application (“IND”) related to our ASCVD clinical development program. The Phase 2 TRANQUILITY trial commenced in April 2024 and completed over-enrollment in December 2024. We expect to report topline data in the second quarter of 2025. Pending successful completion of the study, we expect that positive results from the Phase 2 TRANQUILITY trial will position pacibekitug to be Phase 3-ready for ASCVD.
Additionally we have nominated abdominal aortic aneurysm (“AAA”) as an additional indication within our cardiovascular inflammation disease focus. We expect to provide additional details on a planned Phase 2 proof-of-concept trial in AAA after topline results from the Phase 2 TRANQUILITY trial are reported in the second quarter of 2025.

Our second strategic path is thyroid eye disease (“TED”). TED is an autoimmune disease characterized by autoantibody-mediated activation of the tissues surrounding the eye, causing inflammation and disfigurement which can be sight-threatening in severe cases. We have identified a substantial body of published clinical observations characterizing the beneficial off-label use of currently marketed IL-6 pathway inhibitors, namely Actemra® (tocilizumab), an anti-IL-6R monoclonal antibody, in reducing inflammation, eye-bulging, and levels of autoantibodies in patients with TED. However, no formal, industry-sponsored development effort studying the IL-6 class for the treatment of TED has been completed to date. We are currently evaluating pacibekitug in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in the second half of 2025.
We continue to identify additional indication opportunities for pacibekitug and evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune and inflammatory diseases.
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, the Reverse Merger and Pre-Merger Financing Transaction, each as defined and outlined further below, and the January 2024 Offering as defined and described below. As of December 31, 2024, we had total cash, cash equivalents and investments of $294.9 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $73.2 million and $42.1 million for the years ended December 31, 2024 and 2023, respectively. In addition, we had an accumulated deficit of $135.3 million as of December 31, 2024. We expect to incur additional losses in the future as we expand our research and development activities.
Recent Developments
November 2024 ATM Sales Agreement
In November 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink”), as sales agent, under which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), through Leerink (the “ATM Offering”). In November 2024, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), including a base prospectus and sales agreement prospectus, with the Securities and Exchange Commission (the “SEC”), for the issuance and sale of up to $100.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering.
As of December 31, 2024, we have not sold any shares of our common stock pursuant to the ATM Offering. We may offer and sell ATM shares at an aggregate offering price of up to the remaining $100.0 million available under the ATM Offering.
January 2024 Equity Offering
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
Reverse Merger with Talaris and Pre-Merger Financing Transaction
On June 22, 2023, privately-held Tourmaline Sub, Inc. (formerly Tourmaline Bio, Inc., “Legacy Tourmaline”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talaris Therapeutics, Inc. (“Talaris”), a publicly traded company, and Terrain Merger Sub, Inc., a direct, wholly owned subsidiary of Talaris (“Merger Sub”). On October 19,

2023, Legacy Tourmaline completed the merger with Talaris in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly owned subsidiary of Talaris (such transaction, the “Reverse Merger”). The Reverse Merger was intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
License Agreements
Pfizer License Agreement
On May 3, 2022, we entered into a License Agreement (the “Pfizer License Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which we obtained an exclusive, sublicensable, royalty-bearing, worldwide right to use and license under certain know-how for the development, commercialization and manufacture of PF-04236921 (now known as pacibekitug) and any pharmaceutical or biopharmaceutical product incorporating such compound for the treatment, diagnosis, or prevention of any and all diseases, disorders, illnesses and conditions in humans and animals. In consideration for the license and other rights we received under the Pfizer License Agreement, we paid Pfizer an upfront payment of $5.0 million and granted Pfizer 7,125,000 Series A preferred units of Tourmaline Bio, LLC, the predecessor of Legacy Tourmaline (which subsequently converted to 7,125,000 shares of our Series A preferred stock) at $1.00 per share for aggregate consideration of approximately $7.1 million, with such shares representing 15% of all of our capital stock on a fully-diluted basis at the time of issuance.
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
As of December 31, 2024, we do not owe any amounts under the Pfizer License Agreement and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.
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
As of December 31, 2024, we do not owe any amounts under the Lonza License Agreement, and no royalty payments or other fees have been paid to date under the Lonza License Agreement.
Macroeconomic Considerations
Worldwide economic conditions remain uncertain and we continue to monitor the impact of macroeconomic conditions, including those related to global health crises, global geopolitical conflicts such as the war in Ukraine and hostilities in the Middle East and fluctuating inflation rates. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs related to our clinical trials, costs related to manufacturing material for clinical and preclinical studies, and other costs incurred for the development of our product candidate, pacibekitug. Research and development expenses include:
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
Product candidates in later stages of development generally have higher development costs than those in earlier stages. As a result, management expects that our research and development expenses will increase substantially over the next several years as we advance our product candidate, pacibekitug, and any future product candidates into larger and later-stage clinical trials, work to discover and develop additional product candidates, seek to expand, maintain, protect and enforce our intellectual property portfolio, and hire additional research and development personnel.
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
•establishing and maintaining agreements with third-party manufacturers for commercial manufacturing, if we pursue a third party manufacturing strategy outside of the U.S, and if pacibekitug and any future product candidates are approved;
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
General and Administrative Expenses
General and administrative expenses primarily consist of salaries, bonuses, benefits, and stock-based compensation expense for personnel in operational, finance, and administrative functions; professional fees for legal, consulting, accounting, and audit services; recruiting costs; travel expenses; technology costs; and insurance premiums. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation, and maintenance. We recognize general and administrative expenses in the periods in which they are incurred.
We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercial preparation activities for our product candidate and any future product candidates and, if any product candidate receives marketing approval, commercialization activities. Going forward, we expect to continue to incur expenses associated with being a public company, including expenses related to accounting, audit, legal, public company reporting and compliance, director and officer insurance, investor and public relations, and other administrative and professional services.
Other Income, Net
Other income, net is primarily comprised of interest and investment income on our cash equivalents and investments.
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change
Operating expenses:
Research and development	$66,985	$32,368	$34,617
General and administrative	22,747	13,041	9,706
Total operating expenses	89,732	45,409	44,323
Loss from operations	(89,732)	(45,409)	(44,323)
Other income, net	16,522	3,285	13,237
Net loss	$(73,210)	$(42,124)	$(31,086)

Research and Development Expenses
Research and development expenses increased by $34.6 million from $32.4 million for the year ended December 31, 2023 to $67.0 million for the year ended December 31, 2024. The increase in research and development expenses was primarily attributable to the following:
•$10.9 million of increased payroll-related costs, including $0.3 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$18.1 million of increased clinical trial expenses related to our TRANQUILITY and spiriTED trials;
•$7.7 million of increased chemistry, manufacturing, and controls costs associated with the production of drug substance and drug product for use in our clinical trials;
•$2.5 million of increased medical affairs expenses;
•$2.1 million of increased research and development consulting expenses;
•$1.5 million of increased toxicology expenses; and
•$0.7 million of increased other operating expenses, including information technology (“IT”) expenses and facilities expenses.
We recognized $8.8 million of non-cash research and development expense during the year ended December 31, 2023 related to the issuance of additional shares to Pfizer under the anti-dilution provision outlined above; no such research and development expense was recognized during the year ended December 31, 2024.
General and Administrative Expenses
General and administrative expenses increased by $9.7 million from $13.0 million for the year ended December 31, 2023 to $22.7 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to the following:
•$4.3 million of increased payroll-related costs, including $0.5 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$2.4 million of increased consulting expenses, including recruiting, commercial planning and other services;
•$1.1 million of increased other operating expenses, including costs associated with being a public company and employee business expenses;
•$1.1 million of increased insurance expenses; and
•$0.9 million of increased IT expenses.
Other Income, Net
Other income, net increased by $13.2 million from $3.3 million for the year ended December 31, 2023 to $16.5 million for the year ended December 31, 2024. The increase in other income, net was primarily attributable to a $7.7 million increase in investment income and a $5.6 million increase in interest income.
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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $73.2 million and $42.1 million for the years ended December 31, 2024 and 2023, respectively. In addition, we have an accumulated deficit of $135.3 million as of December 31, 2024.
As of December 31, 2024, we had $294.9 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
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

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(77,263)	$(28,081)
Investing activities	(194,305)	3,840
Financing activities	161,348	156,720
Net (decrease) increase in cash, cash equivalents and restricted cash	$(110,220)	$132,479
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $77.3 million, compared to net cash used in operating activities of $28.1 million for the year ended December 31, 2023. Net cash used in operating activities increased by $49.2 million primarily due to the overall growth in our operations, including headcount.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $194.3 million, compared to net cash provided by investing activities of $3.8 million for the year ended December 31, 2023. This net change of $198.1 million was primarily due to net purchases of investments in excess of maturities during the year ended December 31, 2024.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $161.3 million, compared to net cash provided by financing activities of $156.7 million for the year ended December 31, 2023. Net cash provided by financing activities during the year ended December 31, 2024 was primarily comprised of net proceeds received from the January 2024 Offering whereas net cash provided by financing activities during the year ended December 31, 2023 was primarily comprised of net proceeds from the Series A Extension financing and the Pre-Merger Financing Transaction.
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
As part of the process of preparing the consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. This process involves reviewing open contracts, communicating with internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We periodically confirm the accuracy of our estimates with our service providers and make adjustments if necessary. The majority of our service providers invoice monthly in arrears for services performed or when contractual milestones are met. The financial terms of agreements with these service providers are subject to negotiation, vary from contract-to-contract and may result in uneven payment flows. In circumstances where amounts have been paid in excess of costs incurred, we record a prepaid expense.
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
Prior to being publicly-traded, we estimated the grant date fair value of our common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology included estimates and assumptions that required our judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which we sold convertible preferred stock to third parties in arms’ length transactions, the rights and preferences of securities senior to our common stock at the time and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values at each valuation date.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. Accordingly, we adopted this new standard for the fiscal year ended December 31, 2024. The adoption of ASU 2023-07 resulted in the inclusion of disclosures in Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Recent Accounting Pronouncements - Yet to be Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Remediation of Previously-Identified Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and as discussed in subsequent filings, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. Through implementation of our remediation plan, we have addressed the previously-identified material weaknesses as follows:
•By hiring additional accounting personnel with expertise commensurate with our financial accounting and reporting requirements and that have the requisite experience to oversee outsourced service providers and specialists, upgrading our financial systems and implementing information technology general controls, we addressed the impact of the material weaknesses on the control environment.
•By establishing controls to identify, assess, and respond to the risks of material misstatement, and by establishing controls to identify and account for certain non-routine, unusual, or complex transactions in a timely fashion, we addressed the impact of the material weaknesses on control activities.
•By performing a risk assessment over all areas of financial reporting, we addressed the impact of the material weakness on risk assessment.
•By documenting our control procedures and communicating the results of control testing to relevant personnel, we addressed the impact of the material weakness on information and communication.
•By engaging a third-party to perform testing on behalf of management, we addressed the impact of the material weakness on monitoring activities.

Through these activities, management determined that, as of December 31, 2024, the previously-identified material weaknesses have been remediated.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002 because we qualify for an exemption as an emerging growth company under the JOBS Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers” appearing in the 2025 Proxy Statement that we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
Information regarding our Code of Conduct (the “Code of Conduct”) required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Conduct,” and is hereby incorporated by reference. We have adopted the Code of Conduct applicable to all of our employees, officers and directors. The audit committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for executive officers and directors. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the amendment or waiver on our website. The Code of Conduct is available on our website at www.tourmalinebio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Report. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation.
The information required by this Item 11 will be contained in the sections entitled “Executive Compensation” and “Non-Employee Director Compensation” appearing in the 2025 Proxy Statement that we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the 2025 Proxy Statement that we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be contained in the sections entitled “Transactions with Related Persons” and “Independence of the Board of Directors” appearing in the 2025 Proxy Statement that we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be contained in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2025 Proxy Statement that we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

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

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40384), filed with the SEC on September 11, 2024).

4.1
Form of Specimen Common Stock Certificate of Tourmaline Bio, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40384), filed with the SEC on March 19, 2024).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40384), filed with the SEC on March 19, 2024).
10.1+
Tourmaline Bio, Inc. Executive Severance and Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40384), filed with the SEC on October 27, 2023).

10.2+
Amended Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40384), filed with the SEC on May 13, 2024).

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

10.16+
Confirmatory Offer Letter, by and between the Registrant and Ryan Robinson, dated June 25, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40384), filed with the SEC on August 8, 2024).

10.17
Sales Agreement, by and between the Registrant and Leerink Partners, LLC, dated November 7, 2024 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-283078), filed with the SEC on November 7, 2024).

19.1*††	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Incentive Compensation Recoupment Policy of Tourmaline Bio, Inc. (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40384), filed with the SEC on March 19, 2024).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
+ Indicates management contract or compensatory plan.
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

Tourmaline Bio, Inc.

Date:	March 13, 2025	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
Power of Attorney
KNOW BY ALL THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sandeep Kulkarni, M.D., Ryan Robinson and Brad Middlekauff, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this registration statement (including post-effective amendments), and to sign any registration statement for the same offering covered by this registration statement that is to be effective upon filing pursuant to Rule 462(b) promulgated under the Securities Act, and all post-effective amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Kulkarni, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Sandeep Kulkarni, M.D.

/s/ Ryan Robinson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Ryan Robinson

/s/ Clay Siegall, Ph.D.	Chairman of the Board	March 13, 2025
Clay Siegall, Ph.D.

/s/ Caley Castelein, M.D.	Director	March 13, 2025
Caley Castelein, M.D.

/s/ Aaron Kantoff	Director	March 13, 2025
Aaron Kantoff

/s/ Mark McDade	Director	March 13, 2025
Mark McDade

/s/ Sapna Srivastava, Ph.D.	Director	March 13, 2025
Sapna Srivastava, Ph.D.

/s/ Parvinder Thiara	Director	March 13, 2025
Parvinder Thiara

Tourmaline Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Tourmaline Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tourmaline Bio, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 13, 2025

We have served as the Company’s auditor since 2022.

Tourmaline Bio, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$30,506	$140,726
Short-term investments	227,797	62,225
Prepaid expenses and other current assets	10,539	5,923
Total current assets	268,842	208,874
Property and equipment, net	55	85
Long-term investments	36,633	—
Restricted cash	227	227
Operating lease right-of-use asset	212	362
Other non-current assets	3,032	747
Total assets	$309,001	$210,295
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,583	$1,071
Accrued expenses and other current liabilities	5,099	3,710
Operating lease liability, current portion	227	221
Total current liabilities	8,909	5,002
Operating lease liability, net of current portion	17	194
Other liabilities	23	57
Total liabilities	8,949	5,253
Commitments and Contingencies (Note 13)
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023, no shares issued or outstanding as of December 31, 2024 or December 31, 2023	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of December 31, 2024 and December 31, 2023, 25,617,805 and 20,337,571 voting shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; 10,000,000 non-voting shares authorized as of December 31, 2024 and December 31, 2023, no non-voting shares issued or outstanding as of December 31, 2024 or December 31, 2023	3	2
Additional paid-in capital	435,014	267,024
Accumulated other comprehensive income	296	67
Accumulated deficit	(135,261)	(62,051)
Total stockholders’ equity	300,052	205,042
Total liabilities and stockholders’ equity	$309,001	$210,295
The accompanying notes are an integral part of these consolidated financial statements.

Tourmaline Bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$66,985	$32,368
General and administrative	22,747	13,041
Total operating expenses	89,732	45,409
Loss from operations	(89,732)	(45,409)
Other income, net	16,522	3,285
Net loss	$(73,210)	$(42,124)
Net loss per share, basic and diluted	$(2.89)	$(8.87)
Weighted-average common shares outstanding, basic and diluted	25,348	4,747
Comprehensive loss:
Net loss	$(73,210)	$(42,124)
Other comprehensive income
Unrealized gain on investments	229	67
Comprehensive loss	$(72,981)	$(42,057)
The accompanying notes are an integral part of these consolidated financial statements.

Tourmaline Bio, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity
(amounts in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares*	Amount
Balance at December 31, 2022	27,125,000	$27,125	867,499	$—	$195	$—	$(19,927)	$(19,732)
Issuance of Series A convertible preferred stock, net of issuance costs	92,200,000	91,823	—	—	—	—	—	—
Issuance of Series A convertible preferred stock pursuant to anti-dilution provision of license agreement with Pfizer, Inc.	8,823,529	8,824	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with reverse merger	(128,148,529)	(127,772)	10,222,414	1	127,771	—	—	127,772
Issuance of common stock in the pre-closing financing, net of issuance costs	—	—	4,092,035	—	70,468	—	—	70,468
Issuance of common stock to former stockholders of Talaris Therapeutics, Inc. in connection with reverse merger	—	—	4,459,651	1	68,891	—	—	68,892
Reverse Merger transaction costs	—	—	—	—	(6,112)	—	—	(6,112)
Stock-based compensation expense, including acceleration and settlement of former Talaris Therapeutics, Inc. stock-based awards in connection with reverse merger	—	—	—	—	5,769	—	—	5,769
Issuance of common stock from exercise of stock options, including early exercises	—	—	695,142	—	7	—	—	7
Vesting of early exercised stock options	—	—	—	—	35	—	—	35
Issuance of common stock upon vesting of restricted stock units	—	—	830	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	(42,124)	(42,124)
Balance as of December 31, 2023	—	—	20,337,571	2	267,024	67	(62,051)	205,042
Issuance of common stock from public offering, net of issuance costs	—	—	5,307,691	1	161,352	—	—	161,353
Stock-based compensation expense	—	—	—	—	6,593	—	—	6,593
Vesting of early exercised stock options	—	—	—	—	45	—	—	45
Repurchase of common stock originally issued upon early exercise of stock options	—	—	(32,443)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	4,986	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	229	—	229
Net loss	—	—	—	—	—	—	(73,210)	(73,210)
Balance as of December 31, 2024	—	$—	25,617,805	$3	$435,014	$296	$(135,261)	$300,052
* Amounts have been restated for the impact of the reverse merger outlined further within Notes 1 and 3.
The accompanying notes are an integral part of these consolidated financial statements.

Tourmaline Bio, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(73,210)	$(42,124)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	—	8,824
Stock-based compensation	6,593	5,769
Non-cash lease expense	150	126
Depreciation on property and equipment	39	33
Accretion of discount on investments	(7,594)	(522)
Realized gain on investments	(87)	(17)
Other non-cash items	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,617)	(1,615)
Other non-current assets	(2,205)	(747)
Accounts payable	2,437	(44)
Accrued expenses and other current liabilities	1,402	2,325
Operating lease liabilities	(171)	(87)
Net cash used in operating activities	(77,263)	(28,081)
Investing activities:
Purchases of property and equipment	(9)	(56)
Purchases of investments	(366,136)	(16,604)
Maturities of investments	171,840	20,500
Net cash (used in) provided by investing activities	(194,305)	3,840
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	161,352	—
Repurchase of common stock originally issued upon early exercise of stock options	(4)	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	91,823
Proceeds from exercises of stock options	—	144
Payment of reverse merger costs	—	(6,107)
Proceeds from pre-merger financing, net of issuance costs	—	70,468
Cash acquired in connection with reverse merger	—	392
Net cash provided by financing activities	161,348	156,720
Net (decrease) increase in cash, cash equivalents and restricted cash	(110,220)	132,479
Cash, cash equivalents and restricted cash—Beginning of period	140,953	8,474
Cash, cash equivalents and restricted cash—End of period	$30,733	$140,953
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,506	$140,726
Restricted cash	227	227
Total cash, cash equivalents and restricted cash	$30,733	$140,953
Non-cash investing and financing activities:
Issuance of Series A convertible preferred stock in exchange for acquired in-process research and development	$—	$8,824
Unpaid reverse merger costs included in accounts payable	$—	$5
Unpaid deferred offering costs included in accounts payable and accrued expenses	$80	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tourmaline Bio, Inc.
Notes to Consolidated Financial Statements

1.Nature of Business
Overview
Tourmaline Bio, Inc. (the “Company”) is a late-stage clinical biotechnology company focused on developing transformative medicines that dramatically improve the lives of patients with life-altering immune and inflammatory diseases. The Company is developing pacibekitug, a fully human monoclonal antibody that selectively binds to interleukin-6, a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The Company’s corporate headquarters are in New York, New York.
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
Following the completion of the Reverse Merger, on June 30, 2024, Tourmaline Sub, Inc. merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity (the “Roll-Up Merger”).
Liquidity
As of December 31, 2024, the Company had cash, cash equivalents, and investments of $294.9 million. The Company expects that its existing cash, cash equivalents and investments, will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from March 13, 2025, the filing date of this Annual Report on Form 10-K. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and US GAAP, as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”).
The consolidated financial statements include the accounts of Tourmaline Bio, Inc. and its former wholly owned subsidiary, Tourmaline Sub, Inc. As outlined within Note 1, “Nature of Business”, Tourmaline Sub, Inc. was merged with and into Tourmaline Bio, Inc., with Tourmaline Bio, Inc. as the surviving entity, upon consummation of the Roll-Up Merger on June 30, 2024. All historical intercompany transactions and balances have been eliminated in consolidation.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating and reportable segment. The Company operates only in the United States. Refer to Note 17, “Segment Information”, for additional disclosures regarding segment information.
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
Investments
Investments consist of securities with original maturities greater than three months when purchased. Short-term investments consist of investments that are available for use in current operations. Long-term investments consist of investments with maturities of greater than one year that are not available for use in current operations. The Company did not maintain any long-term investments as of December 31, 2023.
The Company classifies all of its investments as available-for-sale securities. Accordingly, these investments are recorded at fair value. Realized gains and losses and amortization and accretion of discounts and premiums are included in “Other income, net”. Unrealized gains and losses on available-for-sale securities are included in “Accumulated other comprehensive income” as a component of stockholders’ equity until realized.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. Accordingly, the Company adopted this new standard for the fiscal year ended December 31, 2024. The adoption of ASU 2023-07 resulted in the inclusion of additional disclosures within Note 17, “Segment Information”.

Recent Accounting Pronouncements - Yet to be Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
3.Reverse Merger
As described in Note 1, “Nature of Business”, Merger Sub merged with and into Legacy Tourmaline, with Legacy Tourmaline surviving as a wholly owned subsidiary of the Company on October 19, 2023. The Reverse Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP with Legacy Tourmaline as the accounting acquirer of Talaris. Under reverse recapitalization accounting, the assets and liabilities of Talaris were recorded at their fair value in Tourmaline’s financial statements at the effective time of the Reverse Merger. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Legacy Tourmaline for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of Talaris, the legal acquirer, and a recapitalization of the equity of Legacy Tourmaline, the accounting acquirer.
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
As of December 31, 2024, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
The Pfizer License Agreement originally contained an anti-dilution provision allowing Pfizer to maintain a 15% interest in the Company on a fully-diluted basis unless and until certain thresholds are met, whereupon the anti-dilution provision would no longer apply. As outlined further within Note 9, “Convertible Preferred Stock”, on May 2, 2023, the Company issued 8,823,529 additional shares of Series A convertible preferred stock to Pfizer pursuant this anti-dilution provision. The Company recognized research and development expense of $8.8 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 related to this issuance of Series A convertible preferred stock. Subsequent to the issuance of these additional shares of Series A convertible preferred stock, the anti-dilution provision is no longer in force and effect.
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

Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$23,324	$—	$—
Commercial paper	46,773	—	46,773	—
Government securities	59,170	46,813	12,357	—
Corporate debt securities	121,854	—	121,854	—
Total cash equivalents and short-term investments	251,121	70,137	180,984	—
Long-term investments:
Government securities	10,888	10,888	—	—
Corporate debt securities	25,745	—	25,745	—
Total long-term investments	36,633	10,888	25,745	—
Total cash equivalents and investments	$287,754	$81,025	$206,729	$—
Assets measured at fair value on a recurring basis as of December 31, 2023 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$4,604	$—	$—
Commercial paper	32,555	—	32,555	—
Government securities	26,724	7,907	18,817	—
Corporate debt securities	2,947	—	2,947	—
Total cash equivalents and short-term investments	$66,830	$12,511	$54,319	$—
There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 or 2023. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the year ended December 31, 2024.

6.Investments
Cash equivalents, short-term and long-term investments as of December 31, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$—	$—	$23,324
Commercial paper	46,738	50	(15)	46,773
Government securities	59,130	48	(8)	59,170
Corporate debt securities	121,713	162	(21)	121,854
Total cash equivalents and short-term investments	250,905	260	(44)	251,121
Long-term investments:
Government securities	10,878	10	—	10,888
Corporate debt securities	25,675	84	(14)	25,745
Total long-term investments	36,553	94	(14)	36,633
Total cash equivalents and investments	$287,458	$354	$(58)	$287,754
Cash equivalents and short-term investments as of December 31, 2023 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$4,604	$—	$—	$4,604
Commercial paper	32,515	44	(4)	32,555
Government securities	26,703	25	(4)	26,724
Corporate debt securities	2,941	6	—	2,947
Total cash equivalents and short-term investments	$66,763	$75	$(8)	$66,830
The aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $30.6 million and $49.3 million at December 31, 2024 and December 31, 2023, respectively. The Company did not hold any securities that were in an unrealized loss position for greater than twelve months as of either December 31, 2024 or December 31, 2023. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the years ended December 31, 2024 or December 31, 2023.
7.Property and Equipment, Net
Property and equipment, net as of December 31, 2024 and 2023 was comprised as follows (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2024	2023
Leasehold improvements	Shorter of useful life or remaining lease term	$74	$74
Computer and office equipment	3 years	58	49
Total property and equipment, gross		132	123
Less: accumulated depreciation		(77)	(38)
Total property and equipment, net		$55	$85
Depreciation expense was less than $0.1 million for each of the years ended December 31, 2024 and 2023.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 were comprised as follows (in thousands):

	December 31,
	2024	2023
Accrued bonus	$3,830	$1,994
Accrued clinical and manufacturing costs	696	438
Accrued consulting fees	153	341
Accrued external audit and tax fees	73	351
Accrued legal fees	—	237
Other accrued expenses and other current liabilities	347	349
Total accrued expenses and other current liabilities	$5,099	$3,710
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
Upon the consummation of the Reverse Merger, all outstanding shares of Series A convertible preferred stock were converted into 10,222,414 shares of common stock. No shares of preferred stock were outstanding as of either December 31, 2024 or December 31, 2023.
Subsequent to consummation of the Reverse Merger, the Company is authorized to issue 10,000,000 shares of undesignated preferred stock, however no such shares were issued or outstanding as of December 31, 2024.

10.Common Stock
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
As of December 31, 2024, the Company was authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of December 31, 2024, no dividends had been declared.
As of December 31, 2024 and 2023, the Company had reserved for future issuance the following number of shares of common stock:

	December 31,
	2024	2023
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,244,691	1,403,409
Exercises of outstanding stock options under 2023 Equity Incentive Plan	1,479,091	1,042,291
Vesting of restricted stock units under 2023 Equity Incentive Plan	14,127	19,113
Common stock subject to repurchase related to early exercised stock options	170,210	388,943
Future issuances under 2023 Equity Incentive Plan	1,551,522	971,444
Future issuances under 2023 Employee Stock Purchase Plan	406,742	203,367
Total shares reserved for future issuance	4,866,383	4,028,567
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
Under the aforementioned 2023 Plan Evergreen Refresh, 1,016,878 shares were added to the Initial EIP Share Reserve effective January 1, 2024. As of December 31, 2024, there were 1,551,522 shares available for issuance under the 2023 Plan.
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
Under the aforementioned ESPP Evergreen Refresh, 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2024 such that 406,742 shares of common stock may be issued under the 2023 ESPP as of December 31, 2024.
No offering periods under the 2023 ESPP had been initiated as of December 31, 2024.
Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,609	$2,322
General and administrative	3,984	3,447
Total stock-based compensation expense	$6,593	$5,769
Stock Option Activity
The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5% – 4.7%	3.4% – 4.8%
Dividend yield	—%	—%
Volatility	81.1% – 85.7%	82.2% – 86.1%
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the years ended December 31, 2024 and 2023 was $18.00 and $8.33 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the year ended December 31, 2024 and 2023 was $13.16 and $6.60 per share, respectively.
The following table summarizes changes in stock option activity during the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	2,445,700	$9.29	9.6	$41,320
Granted	551,650	$18.00
Exercised	—	$—
Cancelled	(273,568)	$8.98
Outstanding as of December 31, 2024	2,723,782	$11.08	8.6	$25,998
Exercisable as of December 31, 2024	851,920	$9.17	7.9	$9,467
No stock options were exercised during the year ended December 31, 2024. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was $1.8 million.
As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options was $15.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
Early Exercise of Stock Options
The 2022 Plan and certain stock options issued under the 2022 Plan were amended in February 2023 to permit the stock option holder to early exercise at any time between the grant date and the vesting date. The amendment did not result in any incremental stock-based compensation expense. During the year ended December 31, 2023, certain employees, advisors and non-employee directors early exercised 647,386 stock options. In the event of the termination of an employee, advisor or non-employee director’s Continued Service (as defined in the 2022 Plan), the Company can repurchase common stock issued pursuant to early exercised and unvested stock options for a period of six months following the later of (i) the termination date of the employee or non-employee director or (ii) the exercise date. The Company received $0.1 million in cash proceeds related to the early exercise of stock options during the year ended December 31, 2023.
As a result of this repurchase right, the Company initially recorded the proceeds received from the early exercise of stock options as a liability in the consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was $0.1 million as of December 31, 2024. As of December 31, 2024, 170,210 shares of common stock issued pursuant to early exercised stock options remain unvested. The shares of common stock subject to the Company’s repurchase right related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term.
During the year ended December 31, 2024, the Company repurchased an aggregate of 32,443 shares of common stock from former employees, originally issued upon early exercise of stock options pursuant to the aforementioned repurchase right. These shares were repurchased at the original exercise price.

Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the year ended December 31, 2024:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2023	19,113	$11.89
Granted	—	—
Vested	(4,986)	11.89
Cancelled	—	—
Unvested as of December 31, 2024	14,127	$11.89
The total grant date fair value of restricted stock units vested for the year ended December 31, 2024 was less than $0.1 million. As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
12.Income Taxes
The Company recorded no income tax benefit for the net loss incurred for the years ended December 31, 2024 and 2023 due to its uncertainty of realizing a benefit from such losses. All of the Company’s operating losses since inception have been generated in the United States.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(9.6%)	5.1%
Change in valuation allowance	(16.8%)	(27.5%)
Tax credit carryforwards	6.5%	1.6%
Permanent items, including stock-based compensation	(1.1%)	(0.2%)
Effective tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were comprised as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research and development expenses	$30,630	$28,753
Net operating loss carryforwards	11,233	5,483
Tax credit carryforwards	5,453	693
Stock-based compensation expense	1,220	781
Operating lease liability	53	114
Accrued expenses	830	—
Other	50	61
Total deferred tax assets	49,469	35,885
Less: valuation allowance	(46,370)	(34,040)
Net deferred tax assets	3,099	1,845
Deferred tax liabilities:
Operating lease right-of-use asset	(46)	(100)
Accretion	(3,053)	(1,745)
Total deferred tax liabilities	(3,099)	(1,845)
Net deferred taxes	$—	$—
As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $50.6 million and $9.9 million respectively. Federal NOLs may be carried forward indefinitely. State NOLs expire at various dates from 2038 through 2044. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $5.5 million which begin to expire in 2043.
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed primarily of capitalized research and development expenses and net operating loss carryforwards. Management has considered the Company’s history of net losses incurred since inception and the probability of future losses to conclude it is more likely than not that the Company will not recognize the benefits of deferred tax assets. As a result, the Company has established a valuation allowance for the full amount of its net deferred tax assets as of December 31, 2024. The increase in the valuation allowance of $12.3 million during the year ended December 31, 2024 was primarily due to the additional operating loss generated by the Company.
NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code (“IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. As a result of ownership changes in the Company from its inception through December 31, 2024, the Company’s NOL and tax credit carryforwards allocable to the periods preceding each such ownership change could be subject to limitations under IRC Section 382, however the Company has not yet completed an IRC Section 382 study.
The Company had no unrecognized tax benefits as of either December 31, 2024 or 2023. The Company has not conducted a study of its research and development credit carryforwards generated during any year. This study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated statements of operations and comprehensive loss if an adjustment were required.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.
As of December 31, 2024, the Company has not incurred any material interest or penalty charges.
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
New York Office Lease
During the year ended December 31, 2022, the Company entered into a non-cancelable operating lease for its corporate offices in New York, New York (the “New York Office Lease”). The lease expires on February 28, 2026. The Company provided the landlord of the New York Office Lease with a security deposit in the form of a $0.2 million letter of credit, which is recorded as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023.
The Company recorded an ROU asset and corresponding lease liability related to the New York Office Lease on the consolidated balance sheets as of December 31, 2024 and 2023. As there was no rate implicit in the New York Office Lease, the Company estimated its incremental borrowing rate. Based on this analysis, the Company calculated a discount rate of 15.6% for the New York Office Lease.

As of December 31, 2024, the future minimum lease payments due under the New York Office Lease are as follows (in thousands):

Year Ending December 31,	Amount
2025	$227
2026	38
2027	—
Total lease payments	265
Less: effect of discounting	(21)
Total operating lease liability	$244
The Company recorded operating lease expense of $0.2 million for the years ended December 31, 2024 and 2023. Cash paid for operating lease liabilities for the year ended December 31, 2024 was $0.2 million. The Company did not incur any short-term or variable lease costs during the years ended December 31, 2024 or 2023. As of December 31, 2024, the remaining lease term of the New York Office Lease is 1.2 years.
14. 401(k) Savings Plan
The Company implemented a defined-contribution savings plan under Section 401(k) of the IRC (the “401(k) Plan”) during the year ended December 31, 2023. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation, subject to statutory limitations. The Company did not make any matching contributions to the 401(k) Plan during the years ended December 31, 2024 or 2023.
15.Related Party Transactions
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
As of December 31, 2024 and 2023, there were no amounts due to or from any related party.
16.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	December 31,
	2024	2023
Outstanding stock options under 2022 Equity Incentive Plan	1,244,691	1,403,409
Outstanding stock options under 2023 Equity Incentive Plan	1,479,091	1,042,291
Unvested restricted stock units under 2023 Equity Incentive Plan	13,711	18,697
Common stock subject to repurchase related to early exercised stock options	170,210	388,943
Total	2,907,703	2,853,340
17. Segment Information
In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single operating and reportable segment, the pacibekitug segment, which is engaged in the business of drug discovery and development.
The Company’s CODM assesses performance and allocates resources on a consolidated basis. The CODM, assesses the performance of the pacibekitug segment and decides how to allocate resources based on net loss, which is also reported on the consolidated statements of operations and comprehensive loss as net loss. Segment asset information is not used by the CODM to assess performance or allocate resources. The accounting policies of the pacibekitug segment are the same as those described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”.
As the Company is pre-commercial and does not yet generate revenue, net loss is used by the CODM to evaluate the performance of the pacibekitug segment based on costs incurred and determine where changes in expenditures are needed to achieve the pacibekitug program’s goals. The CODM also uses the components of net loss to monitor budget versus actual results.
Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Research and development payroll-related costs	$16,582	$5,969
General and administrative payroll-related costs	7,117	3,369
Clinical trial expenses	19,910	1,843
Chemistry, manufacturing, and controls costs	19,034	11,332
License and milestones costs	—	8,824
Medical affairs expenses	2,461	—
Research and development consulting expenses	4,055	1,946
General and administrative consulting expenses	4,992	2,608
Other segment items[1]	(941)	6,233
Segment and consolidated net loss	$73,210	$42,124
1Other segment items include legal expenses, accounting expenses, IT and facilities expenses, insurance expenses, other operating expenses, interest income, investment income, stock-based compensation expense, depreciation expense, and other income, net.
Interest income was $5.7 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. There was no interest expense for the years ended December 31, 2024 or 2023.
All of the Company’s long-lived assets are located in the United States. Depreciation expense related to long-lived assets was less than $0.1 million for each of the years ended December 31, 2024 and 2023.