Form 10-Q
period 2025-03-31
Tourmaline Bio, Inc.
filed 2025-05-02
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 25,688,479 shares of common stock, $0.0001 par value per share, as of April 25, 2025.

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
•the therapeutic potential of pacibekitug and future product candidates;
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
•our ability to continue to satisfy the listing requirements of The Nasdaq Stock Market and have our stock continue to trade thereon; and

•the effects of macroeconomic and geopolitical conditions and unforeseeable events, such as international trade relations and tariffs, the war in Ukraine and hostilities in the Middle East, potential bank failures and global health crises.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tourmaline Bio, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$35,330	$30,506
Short-term investments	213,976	227,797
Prepaid expenses and other current assets	8,838	10,539
Total current assets	258,144	268,842
Property and equipment, net	59	55
Long-term investments	26,000	36,633
Restricted cash	227	227
Operating lease right-of-use asset	170	212
Other non-current assets	2,898	3,032
Total assets	$287,498	$309,001
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,235	$3,583
Accrued expenses and other current liabilities	5,191	5,099
Operating lease liability, current portion	196	227
Total current liabilities	7,622	8,909
Operating lease liability, net of current portion	—	17
Other liabilities	13	23
Total liabilities	7,635	8,949
Commitments and Contingencies
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, no shares issued or outstanding as of March 31, 2025 or December 31, 2024	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of March 31, 2025 and December 31, 2024, 25,684,479 and 25,617,805 voting shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 10,000,000 non-voting shares authorized as of March 31, 2025 and December 31, 2024, no non-voting shares issued or outstanding as of March 31, 2025 or December 31, 2024	3	3
Additional paid-in capital	437,864	435,014
Accumulated other comprehensive income	227	296
Accumulated deficit	(158,231)	(135,261)
Total stockholders’ equity	279,863	300,052
Total liabilities and stockholders’ equity	$287,498	$309,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$20,258	$11,376
General and administrative	5,973	6,141
Total operating expenses	26,231	17,517
Loss from operations	(26,231)	(17,517)
Other income, net	3,261	4,206
Net loss	$(22,970)	$(13,311)
Net loss per share, basic and diluted	$(0.89)	$(0.55)
Weighted-average common shares outstanding, basic and diluted	25,692	24,082
Comprehensive loss:
Net loss	$(22,970)	$(13,311)
Other comprehensive loss:
Unrealized loss on investments	(69)	(320)
Comprehensive loss	$(23,039)	$(13,631)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	20,337,571	$2	$267,024	$67	$(62,051)	$205,042
Issuance of common stock from public offering, net of issuance costs	5,307,691	1	161,332	—	—	161,333
Stock-based compensation expense	—	—	1,388	—	—	1,388
Vesting of early exercised stock options	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	(13,311)	(13,311)
Balance at March 31, 2024	25,646,509	$3	$429,751	$(253)	$(75,362)	$354,139

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	25,617,805	$3	$435,014	$296	$(135,261)	$300,052
Stock-based compensation expense	—	—	2,273	—	—	2,273
Vesting of early exercised stock options	—	—	8	—	—	8
Repurchase of common stock originally issued upon early exercise of stock options	(2,600)	—	—	—	—	—
Issuance of common stock upon exercise of options	68,027	—	569	—	—	569
Issuance of common stock upon vesting of restricted stock units	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(22,970)	(22,970)
Balance at March 31, 2025	25,684,479	$3	$437,864	$227	$(158,231)	$279,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(22,970)	$(13,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,273	1,388
Non-cash lease expense	42	35
Depreciation on property and equipment	12	10
Accretion of discount on investments	(1,562)	(1,181)
Realized gain on investments	—	(54)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,700	(1,118)
Other non-current assets	138	(457)
Accounts payable	(1,349)	866
Accrued expenses and other current liabilities	85	(1,061)
Operating lease liabilities	(48)	(40)
Net cash used in operating activities	(21,679)	(14,923)
Investing activities:
Purchases of property and equipment	(9)	—
Purchases of investments	(85,164)	(215,869)
Maturities of investments	111,114	27,000
Net cash provided by (used in) investing activities	25,941	(188,869)
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	161,352
Proceeds from exercise of stock options	569	—
Repurchase of common stock originally issued upon early exercise of stock options	(7)	—
Net cash provided by financing activities	562	161,352
Net increase (decrease) in cash, cash equivalents and restricted cash	4,824	(42,440)
Cash, cash equivalents and restricted cash—Beginning of period	30,733	140,953
Cash, cash equivalents and restricted cash—End of period	$35,557	$98,513
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,330	$98,286
Restricted cash	227	227
Total cash, cash equivalents and restricted cash	$35,557	$98,513
Non-cash investing and financing activities:
Unpaid public offering costs included in accrued expenses	$—	$20
Unpaid property and equipment costs included in accrued expenses	$6	$—
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
Liquidity
As of March 31, 2025, the Company had cash, cash equivalents, and investments of $275.3 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from May 2, 2025, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (the “2024 Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, is unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements included in the 2024 Form 10-K.
Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period.
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
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the 2024 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance is intended to improve reportable segment disclosure requirements through enhanced disclosures as well as clarify that entities with a single reportable segment are subject to new and existing segment reporting requirements. This guidance is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must apply this guidance on a retrospective basis. Accordingly, the Company adopted this new standard for the fiscal year ended December 31, 2024. The adoption of ASU 2023-07 resulted in the inclusion of additional interim disclosures within Note 10, “Segment Information”.
Recent Accounting Pronouncements - Yet to be Adopted
In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively, and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.
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
3.Pfizer License Agreement
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
As of March 31, 2025, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
4.Fair Value Measurements
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
Assets measured at fair value on a recurring basis as of March 31, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$28,927	$28,927	$—	$—
Commercial paper	46,315	—	46,315	—
Government securities	53,955	40,529	13,426	—
Corporate debt securities	113,706	—	113,706	—
Total cash equivalents and short-term investments	242,903	69,456	173,447	—
Long-term investments:
Government securities	9,914	9,914	—	—
Corporate debt securities	16,086	—	16,086	—
Total long-term investments	26,000	9,914	16,086	—
Total cash equivalents and investments	$268,903	$79,370	$189,533	$—

Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$23,324	$—	$—
Commercial paper	46,773	—	46,773	—
Government securities	59,170	46,813	12,357	—
Corporate debt securities	121,854	—	121,854	—
Total cash equivalents and short-term investments	251,121	70,137	180,984	—
Long-term investments:
Government securities	10,888	10,888	—	—
Corporate debt securities	25,745	—	25,745	—
Total long-term investments	36,633	10,888	25,745	—
Total cash equivalents and investments	$287,754	$81,025	$206,729	$—
There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 or December 31, 2024. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the three months ended March 31, 2025 or during the year ended December 31, 2024.
5.Investments
Cash equivalents, short-term and long-term investments as of March 31, 2025 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$28,927	$—	$—	$28,927
Commercial paper	46,305	16	(6)	46,315
Government securities	53,947	17	(9)	53,955
Corporate debt securities	113,555	171	(20)	113,706
Total cash equivalents and short-term investments	242,734	204	(35)	242,903
Long-term investments:
Government securities	9,887	27	—	9,914
Corporate debt securities	16,055	31	—	16,086
Total long-term investments	25,942	58	—	26,000
Total cash equivalents and investments	$268,676	$262	$(35)	$268,903

Cash equivalents, short-term investments and long-term investments as of December 31, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$—	$—	$23,324
Commercial paper	46,738	50	(15)	46,773
Government securities	59,130	48	(8)	59,170
Corporate debt securities	121,713	162	(21)	121,854
Total cash equivalents and short-term investments	250,905	260	(44)	251,121
Long-term investments:
Government securities	10,878	10	—	10,888
Corporate debt securities	25,675	84	(14)	25,745
Total long-term investments	36,553	94	(14)	36,633
Total cash equivalents and investments	$287,458	$354	$(58)	$287,754
As of March 31, 2025, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $68.1 million. As of December 31, 2024, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $30.6 million. As of March 31, 2025 and December 31, 2024, the Company did not hold any securities that were in an unrealized loss position for greater than twelve months. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the three months ended March 31, 2025 or during the year ended December 31, 2024.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 were comprised as follows (in thousands):

	March 31,	December 31,
	2025	2024
Accrued bonus	$1,170	$3,830
Accrued clinical and manufacturing costs	2,873	696
Accrued consulting fees	502	153
Accrued external audit and tax fees	204	73
Accrued legal fees	148	—
Other accrued expenses and other current liabilities	294	347
Total accrued expenses and other current liabilities	$5,191	$5,099
7.Common Stock and Preferred Stock
Common Stock
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
As of March 31, 2025, the Company is authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2025, no dividends had been declared.
Preferred Stock
The Company was authorized to issue 10,000,000 shares of undesignated preferred stock. However, no such shares were issued or outstanding as of March 31, 2025 or December 31, 2024.
Shares Reserved for Future Issuance
As of March 31, 2025 and December 31, 2024, the Company had reserved for future issuance the following number of shares of common stock:

	March 31,	December 31,
	2025	2024
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,188,953	1,244,691
Exercises of outstanding stock options under 2023 Equity Incentive Plan	2,521,343	1,479,091
Vesting of restricted stock units under 2023 Equity Incentive Plan	12,880	14,127
Common stock subject to repurchase related to early exercised stock options	126,509	170,210
Future issuances under 2023 Equity Incentive Plan	1,770,208	1,551,522
Future issuances under 2023 Employee Stock Purchase Plan	662,920	406,742
Total shares reserved for future issuance	6,282,813	4,866,383
8.Stock-Based Compensation
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
Under the aforementioned 2023 Plan Evergreen Refresh, 1,280,890 and 1,016,878 shares were added to the Initial 2023 Plan Share Reserve effective January 1, 2025 and January 1, 2024, respectively. As of March 31, 2025, there were 1,770,208 shares available for issuance under the 2023 Plan.
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
Under the aforementioned ESPP Evergreen Refresh, 256,178 and 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2025 and January 1, 2024, respectively, such that 662,920 shares of common stock may be issued under the 2023 ESPP as of March 31, 2025.
No offering periods under the 2023 ESPP had been initiated as of March 31, 2025.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,043	$556
General and administrative	1,230	832
Total stock-based compensation expense	$2,273	$1,388
Stock Option Activity
The fair value of stock options granted during the three months ended March 31, 2025 and 2024 was calculated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.0% – 4.4%	3.9% – 4.3%
Dividend yield	—%	—%
Volatility	80.5% – 81.1%	83.5% – 85.7%
Expected term (in years)	6.0 - 6.1	6.1

The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the three months ended March 31, 2025 and 2024 was $16.60 and $30.48 per share, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $12.00 and $22.57 per share, respectively.
The following table summarizes changes in stock option activity during the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,723,782	$11.08	8.6	$25,998
Granted	1,077,952	$16.60
Exercised	(68,027)	$8.36
Cancelled	(23,411)	$13.34
Outstanding as of March 31, 2025	3,710,296	$12.72	8.9	$12,896
Exercisable as of March 31, 2025	944,216	$9.73	8.3	$5,610
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $0.6 million. No stock options were exercised during the three months ended March 31, 2024.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options was $26.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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
As a result of this repurchase right, the Company initially recorded the proceeds received from the early exercise of stock options as a liability in the condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was less than $0.1 million as of March 31, 2025. As of March 31, 2025, 126,509 early exercised stock options remain unvested. The shares of common stock subject to repurchase related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term. During the three months ended March 31, 2025, upon the termination of service of an employee, the Company repurchased 2,600 shares of common stock subject to a repurchase right arising from unvested early exercised stock options. These shares were repurchased at the original exercise price.

Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the three months ended March 31, 2025:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	14,127	$11.89
Granted	—	$—
Vested	(1,247)	$11.89
Cancelled	—	$—
Unvested as of March 31, 2025	12,880	$11.89
The total grant date fair value of restricted stock units vested was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
9.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options under 2022 Equity Incentive Plan	1,188,953	1,403,409
Outstanding stock options under 2023 Equity Incentive Plan	2,521,343	1,111,311
Unvested restricted stock units under 2023 Equity Incentive Plan	12,465	17,451
Common stock subject to repurchase related to early exercised stock options	126,509	341,198
Total	3,849,270	2,873,369
10. Segment Information
In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single operating and reportable segment, the pacibekitug segment, which is engaged in the business of drug discovery and development.
The Company’s chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses performance and allocates resources on a consolidated basis. The CODM, assesses the performance of the pacibekitug segment and decides how to allocate resources based on net loss, which is also reported on the consolidated statements of operations and comprehensive loss as net loss. Segment asset information is not used by the CODM to assess performance or allocate resources. The accounting policies of the pacibekitug segment are the same as those described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”.
As the Company is pre-commercial and does not yet generate revenue, net loss is used by the CODM to evaluate the performance of the pacibekitug segment based on costs incurred and determine where changes in expenditures are needed to achieve the pacibekitug program’s goals. The CODM also uses the components of net loss to monitor budget versus actual results.
There are no differences from the Company’s 2024 Form 10-K in the factors used to identify the reportable segments or measurement basis for segment loss. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development payroll-related costs	$5,232	$3,028
General and administrative payroll-related costs	2,154	1,549
Clinical trial expenses	6,009	2,195
Chemistry, manufacturing, and controls costs	4,346	4,393
Medical affairs expenses	555	286
Research and development consulting expenses	1,372	832
General and administrative consulting expenses	1,036	1,989
Other segment items[1]	2,266	(961)
Segment and consolidated net loss	$22,970	$13,311
1Other segment items include legal expenses, accounting expenses, IT and facilities expenses, insurance expenses, other operating expenses, interest income, investment income, stock-based compensation expense, depreciation expense, and other income, net.
Interest income was $1.7 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. There was no interest expense for the three months ended March 31, 2025 or 2024.
All of the Company’s long-lived assets are located in the United States. Depreciation expense related to long-lived assets was less than $0.1 million for each of the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (our “Annual Report”).
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
Our initial product candidate is pacibekitug, a fully human monoclonal antibody that selectively binds to interleukin-6 (“IL-6”), a key proinflammatory cytokine involved in the pathogenesis of many autoimmune and inflammatory disorders. The anti-IL-6 and anti-IL-6 receptor (“IL-6R”) antibody class (“IL-6 class”) has over two decades of clinical and commercial experience treating over a million patients with a variety of autoimmune and inflammatory diseases. To date, four anti-IL-6 or anti-IL-6R antibodies have been approved in the United States (“U.S.”). These four anti-IL-6 or anti-IL-6R antibodies together generated more than $3.5 billion in global sales in 2024.
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
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, the Reverse Merger and Pre-Merger Financing Transaction, each as defined and outlined further below, and the January 2024 Offering, as defined and described in Note 7, “Common Stock and Preferred Stock”, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2025, we had total cash, cash equivalents and investments of $275.3 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $23.0 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively. In addition, we had an accumulated deficit of $158.2 million as of March 31, 2025. We expect to incur additional losses in the future as we expand our research and development activities.
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
As of March 31, 2025, we do not owe any amounts under the Pfizer License Agreement, and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.
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
As of March 31, 2025, we do not owe any amounts under the Lonza License Agreement, and no royalty payments or other fees have been paid to date under the Lonza License Agreement.
Macroeconomic Considerations
Worldwide economic conditions remain uncertain and we continue to monitor the impact of macroeconomic conditions, including those related to inflation and fluctuations in interest rates, financial and credit market fluctuations, international trade relations and tariffs, global health crises, and global geopolitical conflicts such as the war in Ukraine and hostilities in the Middle East. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.
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
•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Operating expenses:
Research and development	$20,258	$11,376	$8,882
General and administrative	5,973	6,141	(168)
Total operating expenses	26,231	17,517	8,714
Loss from operations	(26,231)	(17,517)	(8,714)
Other income, net	3,261	4,206	(945)
Net loss	$(22,970)	$(13,311)	$(9,659)
Research and Development Expenses
Research and development expenses increased by $8.9 million from $11.4 million for the three months ended March 31, 2024 to $20.3 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily attributable to the following:
•$3.8 million of increased clinical trial expenses related to our TRANQUILITY and spiriTED trials;
•$2.7 million of increased payroll-related costs, including $0.5 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$1.5 million of increased routine toxicology study expenses;
•$0.6 million of increased research and development consulting expenses; and
•$0.3 million of increased medical affairs expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.2 million from $6.1 million for the three months ended March 31, 2024 to $6.0 million for the three months ended March 31, 2025. The decrease in general and administrative expenses was primarily attributable to $1.0 million of decreased consulting expenses and $0.2 million of decreased legal expenses. These decreases were partially offset by $1.0 million of increased payroll-related costs, including $0.4 million of increased stock-based compensation expense, attributable to an increase in headcount.
Other Income, Net
Other income, net decreased by $0.9 million from $4.2 million for the three months ended March 31, 2024 to $3.3 million for the three months ended March 31, 2025. The decrease in other income, net was primarily attributable to a $1.3 million decrease in investment income, partially offset by a $0.4 million increase in interest income.

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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $23.0 million and $13.3 million for the three months ended March 31, 2025 and 2024, respectively. In addition, we have an accumulated deficit of $158.2 million as of March 31, 2025.
As of March 31, 2025, we had $275.3 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
November 2024 ATM Sales Agreement

In November 2024, we entered into a Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC (“Leerink”), as sales agent, under which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), through Leerink (the “ATM Offering”). In November 2024, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), including a base prospectus and sales agreement prospectus, with the SEC, for the issuance and sale of up to $100.0 million of shares of our common stock under the ATM Sales Agreement. Under the ATM Sales Agreement, Leerink may sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Exchange Act of 1934, as amended. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the ATM Sales Agreement, but we have no obligation to sell any of the ATM Shares in the ATM Offering.
As of March 31, 2025, we have not sold any shares of our common stock pursuant to the ATM Offering. We may offer and sell ATM shares at an aggregate offering price of up to the remaining $100.0 million available under the ATM Offering.
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
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(21,679)	$(14,923)
Investing activities	25,941	(188,869)
Financing activities	562	161,352
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,824	$(42,440)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $21.7 million, compared to net cash used in operating activities of $14.9 million for the three months ended March 31, 2024. Net cash used in operating activities increased by $6.8 million primarily due to the overall growth in our operations, including headcount.
Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $25.9 million, compared to net cash used in investing activities of $188.9 million for the three months ended March 31, 2024. This change from net cash used in investing activities to net cash provided by investing activities was primarily due to maturities of investments during the three months ended March 31, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $0.6 million, compared to net cash provided by financing activities of $161.4 million for the three months ended March 31, 2024. Net cash provided by financing activities during the three months ended March 31, 2025 was primarily comprised of net proceeds from the exercise of stock options whereas net cash provided by financing activities during the three months ended March 31, 2024 was primarily comprised of net proceeds received from the January 2024 Offering.
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
Pfizer License Agreement
In May 2022, we entered into the Pfizer License Agreement. We have not included milestone or royalty payments or other contractual payment obligations under the Pfizer License Agreement as the timing and amount of such obligations are unknown or uncertain and are contingent upon the initiation and successful completion of future activities. See “License Agreements—Pfizer License Agreement” included above for further details on the Pfizer License Agreement.

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
Recently Issued and Adopted Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted and recently issued accounting pronouncements.
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
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information specified under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
During the period covered by this Quarterly Report on Form 10-Q, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of these inherent limitations, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We believe there are currently no pending legal proceedings to which we or our property are subject that could have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.
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
•Our business is highly dependent on the success of pacibekitug as well as any other potential future product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, pacibekitug or any other potential future product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•As of March 31, 2025, our manufacturing and testing of bulk drug substance for pacibekitug currently takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
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
•We expect to expand our clinical development, manufacturing and regulatory capabilities and potentially implement sales, marketing, and distribution capabilities, including significant growth in the number of our employees, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the U.S.
•Our business could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics, and pandemics.

•Global trade issues and changes in and uncertainties with respect to trade policies and regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could materially and adversely impact our business and operations and reduce the competitiveness of our products relative to local and global competitors.
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
We have identified atherosclerotic cardiovascular disease (“ASCVD”) as the lead indication for pacibekitug. As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of high-sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. The related Investigational New Drug application (“IND”) was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease and elevated hs-CRP in April 2024, which we refer to as the TRANQUILITY trial. In December 2024, we announced the over-enrollment of the Phase 2 TRANQUILITY trial. We expect to announce topline data from the Phase 2 TRANQUILITY trial in the second quarter of 2025. Development of pacibekitug for ASCVD will require substantial additional investment for clinical development prior to potentially being submitted for regulatory review and approval in one or more jurisdictions.
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
We plan to finance our future cash needs through public or private equity or debt offerings, BD Arrangements, or a combination of these potential financing sources. For example, we may seek BD Arrangements in the future to facilitate clinical development that requires significantly more capital and resources that may otherwise not be available to us on acceptable terms or at all, such as large cardiovascular outcome trials of pacibekitug in patients with ASCVD. Additional capital may not be available in sufficient amounts, on reasonable terms, or when we need it, if at all. In addition, our ability to obtain financing may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine and hostilities in the Middle East, global pandemics, inflation, fluctuating interest rates, and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, international trade relations and tariffs, fluctuating interest rates and uncertainty about economic stability. If the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.
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
We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we may take advantage of exemptions from various requirements, such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Act. After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which may allow us to take advantage of some of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an emerging growth company, we expect to still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which will allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company, or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our common stock could decline, or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
As of March 31, 2025, our manufacturing and testing of bulk drug substance for pacibekitug currently takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. Our drug product is packaged in Germany and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
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
We may in the future be restricted under our current BD Arrangements from entering into potential future BD Arrangements on certain terms with potential collaborators. BD Arrangements are complex and time-consuming to negotiate and document. In addition, business combinations of pharmaceutical and biotechnology companies have resulted in a reduced number of potential future collaborators.
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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted data localization restrictions or laws and regulations restricting cross-border transfers of personal information. In particular, regulators and courts in the EEA, the UK, and Switzerland have significantly restricted the transfer of personal information to the U.S. and other countries that have not been declared “adequate” for data protection purposes by a relevant governmental authority. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently mechanisms that may be used to transfer personal information from the EEA, the UK, or Switzerland to the U.S. in compliance with European data protection laws, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the EU-U.S. Data Privacy Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to transfer personal data to the U.S.

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
We expect to face competition from agents with various mechanisms of action in both ASCVD and TED. For example, in ASCVD, several classes of therapies are routinely used, including statins, beta-blockers, ACE inhibitors, ARBs, aspirin, and other anti-platelet agents. Additionally, we are aware of two IL-6 blockers currently being developed for the treatment of ASCVD. For TED, Amgen Inc.’s (formerly Horizon Therapeutics Public Limited Company) TEPEZZA (teprotumumab), an anti-IGF-1R antibody, is currently the only FDA-approved treatment. In addition, there are multiple other agents in various stages of development for the treatment of TED, including Roche’s satralizumab, an anti-IL-6R monoclonal antibody. The first line of treatment for patients with TED is generally immunosuppressive therapy, including high doses of corticosteroids. For AAA, while there is currently no FDA-approved, non-interventional pharmacotherapy available and we are not aware of any such programs in development from industry competitors, we may face competition in this indication in the future.
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
Many countries implement health technology assessment (“HTA”), procedures that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. In the EU, Regulation (EU) 2021/2282 on Health Technology Assessment, which became effective on January 12, 2025, will allow EU member states to use common HTA tools, methodologies and procedures to conduct joint clinical assessments and joint scientific consultations whereby HTA authorities may provide advice to health technology developers. Each EU member state will, however, remain exclusively competent for assessing the relative effectiveness of health technologies and making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.
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
As of April 25, 2025, we had 74 full-time employees, including 55 who are engaged in research and development activities, and no part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if pacibekitug or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
•natural disasters, political, global geopolitical and economic instability, including tariffs, embargoes, sanctions or other limitations on trade, geopolitical conflicts such as the ongoing war in Ukraine and hostilities in the Middle East, terrorism and political unrest, disease outbreaks, epidemics and pandemics, curtailment of trade and other business restrictions and implementation of tariffs;
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

Global trade issues and changes in and uncertainties with respect to trade policies and regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could materially and adversely impact our business and operations and reduce the competitiveness of our products relative to local and global competitors.
There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors could lead to global trade restrictions and changes in trade policies and regulations that may adversely affect our business and operations. The United States and other countries have imposed, and may continue to impose, new trade restrictions and regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. While pharmaceutical products have customarily been granted exemptions from tariffs, recent proposals do not contemplate such exemptions. Trade restrictions and regulations, or increases in tariffs and additional taxes, including any retaliatory measures, can negatively impact demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from fluctuating interest rates, inflation, tariffs, global geopolitical conflict, or other macroeconomic conditions could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.
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
Our bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision does not apply to actions arising under the Exchange Act. The amended and restated bylaws will also provide that the federal district courts of the U.S. will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

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
The following table provides information about purchases we made during the three months ended March 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2025	—	$—	—	$—
February 1 through February 28, 2025	—	$—	—	—
March 1 through March 31, 2025	2,600	$2.76	—	—
Three Months Ended March 31, 2025	2,600	$2.76	—	$—
(1) We repurchased 2,600 shares of common stock from a former employee, originally issued upon the early exercise of stock options, which were unvested as of the employee’s separation date. This repurchase was made at the original exercise price.
(2) We did not have a repurchase program in place during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 19, 2023.	10-Q	001-40384	3.1	November 14, 2023
3.2	Third Amended and Restated Bylaws of the Registrant.	8-K	001-40384	3.1	September 11, 2024
10.1*#	Amended Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith
+	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOURMALINE BIO, INC.

Date:	May 2, 2025	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Ryan Robinson
Ryan Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)