Form 10-Q
period 2025-06-30
Tourmaline Bio, Inc.
filed 2025-08-13
CIK 1827506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 25,692,268 shares of common stock, $0.0001 par value per share, as of August 1, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Tourmaline Bio, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$31,423	$30,506
Short-term investments	207,811	227,797
Prepaid expenses and other current assets	9,867	10,539
Total current assets	249,101	268,842
Property and equipment, net	47	55
Long-term investments	17,184	36,633
Restricted cash	227	227
Operating lease right-of-use asset	127	212
Other non-current assets	2,609	3,032
Total assets	$269,295	$309,001
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,170	$3,583
Accrued expenses and other current liabilities	6,780	5,099
Operating lease liability, current portion	145	227
Total current liabilities	10,095	8,909
Operating lease liability, net of current portion	—	17
Other liabilities	8	23
Total liabilities	10,103	8,949
Commitments and Contingencies
Stockholders’ equity
Undesignated preferred stock, $0.0001 par value – 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, no shares issued or outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock, $0.0001 par value – 140,000,000 voting shares authorized as of June 30, 2025 and December 31, 2024, 25,692,268 and 25,617,805 voting shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; 10,000,000 non-voting shares authorized as of June 30, 2025 and December 31, 2024, no non-voting shares issued or outstanding as of June 30, 2025 or December 31, 2024	3	3
Additional paid-in capital	440,391	435,014
Accumulated other comprehensive income	121	296
Accumulated deficit	(181,323)	(135,261)
Total stockholders’ equity	259,192	300,052
Total liabilities and stockholders’ equity	$269,295	$309,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$19,634	$15,734	$39,892	$27,110
General and administrative	6,340	6,237	12,313	12,378
Total operating expenses	25,974	21,971	52,205	39,488
Loss from operations	(25,974)	(21,971)	(52,205)	(39,488)
Other income, net	2,882	4,484	6,143	8,690
Net loss	$(23,092)	$(17,487)	$(46,062)	$(30,798)
Net loss per share, basic and diluted	$(0.90)	$(0.68)	$(1.79)	$(1.24)
Weighted-average common shares outstanding, basic and diluted	25,755	25,724	25,723	24,908
Comprehensive loss:
Net loss	$(23,092)	$(17,487)	$(46,062)	$(30,798)
Other comprehensive loss:
Unrealized loss on investments	(106)	(199)	(175)	(519)
Comprehensive loss	$(23,198)	$(17,686)	$(46,237)	$(31,317)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	20,337,571	$2	$267,024	$67	$(62,051)	$205,042
Issuance of common stock from public offering, net of issuance costs	5,307,691	1	161,352	—	—	161,353
Stock-based compensation expense	—	—	1,388	—	—	1,388
Vesting of early exercised stock options	—	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	(320)	—	(320)
Net loss	—	—	—	—	(13,311)	(13,311)
Balance at March 31, 2024	25,646,509	3	429,771	(253)	(75,362)	354,159
Stock-based compensation expense	—	—	1,789	—	—	1,789
Vesting of early exercised stock options	—	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	1,246	—	—	—	—	—
Unrealized loss on investments	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	(17,487)	(17,487)
Balance at June 30, 2024	25,647,755	$3	$431,580	$(452)	$(92,849)	$338,282

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	25,617,805	$3	$435,014	$296	$(135,261)	$300,052
Stock-based compensation expense	—	—	2,273	—	—	2,273
Vesting of early exercised stock options	—	—	8	—	—	8
Repurchase of common stock originally issued upon early exercise of stock options	(2,600)	—	—	—	—	—
Issuance of common stock upon exercise of options	68,027	—	569	—	—	569
Issuance of common stock upon vesting of restricted stock units	1,247	—	—	—	—	—
Unrealized loss on investments	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(22,970)	(22,970)
Balance at March 31, 2025	25,684,479	3	437,864	227	(158,231)	279,863
Stock-based compensation expense	—	—	2,466	—	—	2,466
Vesting of early exercised stock options	—	—	7	—	—	7
Issuance of common stock upon exercise of options	6,543	—	54	—	—	54
Issuance of common stock upon vesting of restricted stock units	1,246	—	—	—	—	—
Unrealized loss on investments	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	(23,092)	(23,092)
Balance at June 30, 2025	25,692,268	$3	$440,391	$121	$(181,323)	$259,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tourmaline Bio, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(46,062)	$(30,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,739	3,177
Non-cash lease expense	86	72
Depreciation on property and equipment	24	20
Accretion of discount on investments	(2,997)	(3,471)
Realized gain on investments	—	(87)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	670	(2,669)
Other non-current assets	618	(457)
Accounts payable	(609)	1,316
Accrued expenses and other current liabilities	1,687	49
Operating lease liabilities	(99)	(82)
Net cash used in operating activities	(41,943)	(32,930)
Investing activities:
Purchases of property and equipment	(16)	—
Purchases of investments	(125,618)	(258,400)
Maturities of investments	167,878	59,400
Net cash provided by (used in) investing activities	42,244	(199,000)
Financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	161,352
Proceeds from exercise of stock options	623	—
Repurchase of common stock originally issued upon early exercise of stock options	(7)	—
Net cash provided by financing activities	616	161,352
Net increase (decrease) in cash, cash equivalents and restricted cash	917	(70,578)
Cash, cash equivalents and restricted cash—Beginning of period	30,733	140,953
Cash, cash equivalents and restricted cash—End of period	$31,650	$70,375
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,423	$70,148
Restricted cash	227	227
Total cash, cash equivalents and restricted cash	$31,650	$70,375
Non-cash investing and financing activities:
Unpaid public offering costs included in accounts payable	$195	$—
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
Liquidity
As of June 30, 2025, the Company had cash, cash equivalents, and investments of $256.4 million. The Company expects that its existing cash, cash equivalents and investments will enable it to fund its expected operating expenses and capital expenditure requirements for at least 12 months from August 13, 2025, the filing date of this Quarterly Report on Form 10-Q. The Company expects to finance its future cash needs through a combination of equity or debt financings, collaborations, licensing arrangements and strategic alliances.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) for condensed consolidated financial information. In the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (the “2024 Form 10-K”).
The information presented in the condensed consolidated financial statements and related notes as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, is unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements included in the 2024 Form 10-K.
Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period.
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
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the 2024 Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.
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
As of June 30, 2025, the Company does not owe any milestone or royalties under the Pfizer License Agreement and no such milestones or royalties have been paid to date.
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
Assets measured at fair value on a recurring basis as of June 30, 2025 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,889	$23,889	$—	$—
Commercial paper	48,037	—	48,037	—
Government securities	62,646	53,172	9,474	—
Corporate debt securities	97,128	—	97,128	—
Total cash equivalents and short-term investments	231,700	77,061	154,639	—
Long-term investments:
Government securities	2,510	2,510	—	—
Corporate debt securities	14,674	—	14,674	—
Total long-term investments	17,184	2,510	14,674	—
Total cash equivalents and investments	$248,884	$79,571	$169,313	$—

Assets measured at fair value on a recurring basis as of December 31, 2024 were as follows (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$23,324	$—	$—
Commercial paper	46,773	—	46,773	—
Government securities	59,170	46,813	12,357	—
Corporate debt securities	121,854	—	121,854	—
Total cash equivalents and short-term investments	251,121	70,137	180,984	—
Long-term investments:
Government securities	10,888	10,888	—	—
Corporate debt securities	25,745	—	25,745	—
Total long-term investments	36,633	10,888	25,745	—
Total cash equivalents and investments	$287,754	$81,025	$206,729	$—
There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 or December 31, 2024. There were no changes in valuation techniques, nor were there any transfers among the fair value hierarchy levels during the six months ended June 30, 2025 or during the year ended December 31, 2024.
5.Investments
Cash equivalents, short-term and long-term investments as of June 30, 2025 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,889	$—	$—	$23,889
Commercial paper	48,045	1	(9)	48,037
Government securities	62,632	26	(12)	62,646
Corporate debt securities	97,060	90	(22)	97,128
Total cash equivalents and short-term investments	231,626	117	(43)	231,700
Long-term investments:
Government securities	2,507	3	—	2,510
Corporate debt securities	14,630	44	—	14,674
Total long-term investments	17,137	47	—	17,184
Total cash equivalents and investments	$248,763	$164	$(43)	$248,884

Cash equivalents, short-term investments and long-term investments as of December 31, 2024 were comprised as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash equivalents	$23,324	$—	$—	$23,324
Commercial paper	46,738	50	(15)	46,773
Government securities	59,130	48	(8)	59,170
Corporate debt securities	121,713	162	(21)	121,854
Total cash equivalents and short-term investments	250,905	260	(44)	251,121
Long-term investments:
Government securities	10,878	10	—	10,888
Corporate debt securities	25,675	84	(14)	25,745
Total long-term investments	36,553	94	(14)	36,633
Total cash equivalents and investments	$287,458	$354	$(58)	$287,754
As of June 30, 2025, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $101.9 million. As of December 31, 2024, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $30.6 million. As of June 30, 2025 and December 31, 2024, the Company did not hold any securities that were in an unrealized loss position for greater than twelve months. Based upon its assessment of securities in an unrealized loss position, the Company did not record any allowances for credit losses during the six months ended June 30, 2025 or during the year ended December 31, 2024.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 were comprised as follows (in thousands):

	June 30,	December 31,
	2025	2024
Accrued bonus	$2,346	$3,830
Accrued clinical and manufacturing costs	3,133	696
Accrued consulting fees	893	153
Accrued external audit and tax fees	223	73
Accrued legal fees	67	—
Other accrued expenses and other current liabilities	118	347
Total accrued expenses and other current liabilities	$6,780	$5,099
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
As of June 30, 2025, the Company is authorized to issue 140,000,000 shares of voting common stock and 10,000,000 shares of non-voting common stock. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2025, no dividends had been declared.
Preferred Stock
The Company was authorized to issue 10,000,000 shares of undesignated preferred stock. However, no such shares were issued or outstanding as of June 30, 2025 or December 31, 2024.
Shares Reserved for Future Issuance
As of June 30, 2025 and December 31, 2024, the Company had reserved for future issuance the following number of shares of common stock:

	June 30,	December 31,
	2025	2024
Exercises of outstanding stock options under 2022 Equity Incentive Plan	1,183,925	1,244,691
Exercises of outstanding stock options under 2023 Equity Incentive Plan	2,675,991	1,479,091
Vesting of restricted stock units under 2023 Equity Incentive Plan	11,634	14,127
Common stock subject to repurchase related to early exercised stock options	91,929	170,210
Future issuances under 2023 Equity Incentive Plan	1,614,045	1,551,522
Future issuances under 2023 Employee Stock Purchase Plan	662,920	406,742
Total shares reserved for future issuance	6,240,444	4,866,383
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
Under the aforementioned 2023 Plan Evergreen Refresh, 1,280,890 and 1,016,878 shares were added to the Initial 2023 Plan Share Reserve effective January 1, 2025 and January 1, 2024, respectively. As of June 30, 2025, there were 1,614,045 shares available for issuance under the 2023 Plan.
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
Under the aforementioned ESPP Evergreen Refresh, 256,178 and 203,375 shares were added to the Initial ESPP Share Reserve effective January 1, 2025 and January 1, 2024, respectively, such that 662,920 shares of common stock may be issued under the 2023 ESPP as of June 30, 2025.
No offering periods under the 2023 ESPP had been initiated as of June 30, 2025.
Stock-based Compensation Expense
Total stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,113	$698	$2,156	$1,254
General and administrative	1,353	1,091	2,583	1,923
Total stock-based compensation expense	$2,466	$1,789	$4,739	$3,177
Stock Option Activity
The fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 was calculated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9% – 4.4%	4.2% – 4.7%	3.9% – 4.4%	3.9% – 4.7%
Dividend yield	—%	—%	—%	—%
Volatility	80.4% – 82.6%	82.4% – 84.6%	80.4% – 82.6%	82.4% – 85.7%
Expected term (in years)	5.5 – 10.0	5.5 – 6.1	5.5 – 10.0	5.5 – 6.1

The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the three months ended June 30, 2025 and 2024 was $17.77 and $15.86 per share, respectively. The weighted-average fair value of the Company’s common stock utilized in the valuation of stock options granted during the six months ended June 30, 2025 and 2024 was $16.78 and $18.81, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended June 30, 2025 and 2024 was $12.56 and $11.59 per share, respectively. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $12.08 and $13.81, respectively.
The following table summarizes changes in stock option activity during the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,723,782	$11.08	8.6	$25,998
Granted	1,270,602	$16.78
Exercised	(74,570)	$8.35
Cancelled	(59,898)	$17.18
Outstanding as of June 30, 2025	3,859,916	$12.91	8.7	$14,848
Exercisable as of June 30, 2025	1,189,375	$10.30	8.1	$7,329
The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2025 was $0.1 million and $0.6 million, respectively. No stock options were exercised during the three and six months ended June 30, 2024.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested stock options was $25.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
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
As a result of this repurchase right, the Company initially recorded the proceeds received from the early exercise of stock options as a liability in the condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital when the underlying stock options vest and the Company’s right of repurchase lapses. The aggregate liability associated with the early exercise of stock options was less than $0.1 million as of June 30, 2025. As of June 30, 2025, 91,929 early exercised stock options remain unvested. The shares of common stock subject to repurchase related to early exercised stock options are legally outstanding, as each holder is deemed to be a common stockholder that has dividend and voting rights during the vesting term. During the six months ended June 30, 2025, upon the termination of service of an employee, the Company repurchased 2,600 shares of common stock subject to a repurchase right arising from unvested early exercised stock options. These shares were repurchased at the original exercise price.

Restricted Stock Unit Activity
The following table summarizes changes in restricted stock unit activity during the six months ended June 30, 2025:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of December 31, 2024	14,127	$11.89
Granted	—	$—
Vested	(2,493)	$11.89
Cancelled	—	$—
Unvested as of June 30, 2025	11,634	$11.89
The total grant date fair value of restricted stock units vested was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested restricted stock units was $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
9.Net Loss per Share
The following common stock equivalents have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Outstanding stock options under 2022 Equity Incentive Plan	1,183,925	1,403,409
Outstanding stock options under 2023 Equity Incentive Plan	2,675,991	1,429,811
Unvested restricted stock units under 2023 Equity Incentive Plan	11,218	16,204
Common stock subject to repurchase related to early exercised stock options	91,929	293,466
Total	3,963,063	3,142,890
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

There are no differences from the Company’s 2024 Form 10-K in the factors used to identify the reportable segments or measurement basis for segment loss. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development payroll-related costs	$5,089	$4,253	$10,321	$7,281
General and administrative payroll-related costs	2,003	1,750	4,156	3,299
Clinical trial expenses	6,023	3,043	12,032	5,238
Chemistry, manufacturing, and controls costs	3,124	5,842	7,470	10,235
Medical affairs expenses	977	657	1,532	944
Research and development consulting expenses	1,537	948	2,910	1,779
General and administrative consulting expenses	1,302	1,605	2,338	3,595
Other segment items[1]	3,037	(611)	5,303	(1,573)
Segment and consolidated net loss	$23,092	$17,487	$46,062	$30,798
1Other segment items include legal expenses, accounting expenses, IT and facilities expenses, insurance expenses, other operating expenses, interest income, investment income, stock-based compensation expense, depreciation expense, and other income, net.
Interest income was $1.5 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.
All of the Company’s long-lived assets are located in the United States. Depreciation expense related to long-lived assets was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024.

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
As previously announced in January 2024, we have reached alignment with the U.S. Food and Drug Administration (the “FDA”) on our ASCVD clinical development program, including our Phase 2 TRANQUILITY trial evaluating the reduction of high sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated hs-CRP and chronic kidney disease. In March 2024, the FDA cleared our Investigational New Drug application (“IND”) related to our ASCVD clinical development program. The Phase 2 TRANQUILITY trial commenced in April 2024 and completed over-enrollment in December 2024.
In May 2025, we reported positive topline data from the ongoing Phase 2 TRANQUILITY trial. Rapid, deep, and durable reductions in hs-CRP through Day 90 were achieved across all pacibekitug arms with high statistical significance as compared to placebo (p<0.0001 for all arms). Based upon these results, pacibekitug became the first and only IL-6 inhibitor known to demonstrate deep hs-CRP reductions with quarterly dosing in a clinical trial, achieving >85% hs-CRP reductions from baseline in the 50 mg quarterly arm. The overall incidence rates of adverse events and serious adverse events in the pacibekitug groups were comparable to placebo through the data extract date of April 23, 2025. Tourmaline continues to make progress in the planning for a potential Phase 3 cardiovascular outcomes trial in ASCVD.
Additionally, we have nominated abdominal aortic aneurysm (“AAA”) as an additional indication within our cardiovascular inflammation disease focus. We completed a successful pre-IND interaction with the FDA in the second quarter of 2025 and have reached alignment with the agency on our plans to conduct a Phase 2 proof-of-concept trial in AAA, including the design of the study and the use of multi-modality imaging. We plan to initiate this Phase 2 proof-of-concept trial in AAA in the second half of 2025.
Our second strategic path is thyroid eye disease (“TED”). TED is an autoimmune disease characterized by autoantibody-mediated activation of the tissues surrounding the eye, causing inflammation and disfigurement which can be sight-threatening in severe cases. We have identified a substantial body of published clinical observations characterizing the beneficial off-label use of currently marketed IL-6 pathway inhibitors, namely Actemra® (tocilizumab), an anti-IL-6R monoclonal antibody, in reducing inflammation, eye-bulging, and levels of autoantibodies in patients with TED. However, no formal, industry-sponsored development effort studying the IL-6 class for the treatment of TED has been completed to date. We are currently evaluating pacibekitug in a pivotal Phase 2b trial in first-line TED, which we refer to as the spiriTED trial. We initiated the spiriTED trial in September 2023 and expect to report topline data in early 2026.
We continue to identify additional indication opportunities for pacibekitug and evaluate new in-licensing and acquisition opportunities for assets that we believe have standard-of-care changing potential for patients with immune and inflammatory diseases.
Since our inception, we have funded our operations primarily through the sale of convertible preferred stock, the Reverse Merger and Pre-Merger Financing Transaction, each as defined and outlined further below, and the January 2024 Offering, as defined and described in Note 7, “Common Stock and Preferred Stock”, to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2025, we had total cash, cash equivalents and investments of $256.4 million.
Due to our significant research and development expenditures, we have accumulated substantial losses since our inception, including net losses of $46.1 million and $30.8 million for the six months ended June 30, 2025 and 2024, respectively. In addition, we had an accumulated deficit of $181.3 million as of June 30, 2025. We expect to incur additional losses in the future as we expand our research and development activities.
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
As of June 30, 2025, we do not owe any amounts under the Pfizer License Agreement, and no royalties or milestone payments have been paid to date under the Pfizer License Agreement.
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
As of June 30, 2025, we do not owe any amounts under the Lonza License Agreement, and no royalty payments or other fees have been paid to date under the Lonza License Agreement.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change
Operating expenses:
Research and development	$19,634	$15,734	$3,900
General and administrative	6,340	6,237	103
Total operating expenses	25,974	21,971	4,003
Loss from operations	(25,974)	(21,971)	(4,003)
Other income, net	2,882	4,484	(1,602)
Net loss	$(23,092)	$(17,487)	$(5,605)
Research and Development Expenses
Research and development expenses increased by $3.9 million from $15.7 million for the three months ended June 30, 2024 to $19.6 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily attributable to the following:
•$3.0 million of increased clinical trial expenses related to our TRANQUILITY and spiriTED trials;
•$1.5 million of increased routine toxicology study expenses;
•$1.3 million of increased payroll-related costs, including $0.4 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$0.6 million of increased research and development consulting expenses; and
•$0.3 million of increased medical affairs expenses.
These increases were partially offset by $2.7 million of decreased chemistry, manufacturing, and controls costs due to timing of the production of drug substance and drug product for use in our clinical trials.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million from $6.2 million for the three months ended June 30, 2024 to $6.3 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to $0.5 million of increased payroll-related costs, including $0.3 million of increased stock-based compensation expense, partially offset by $0.3 million of decreased consulting expenses and $0.1 million of decreased legal, audit, and tax expenses.
Other Income, Net
Other income, net decreased by $1.6 million from $4.5 million for the three months ended June 30, 2024 to $2.9 million for the three months ended June 30, 2025. The decrease in other income, net was primarily attributable to a $1.8 million decrease in investment income, partially offset by a $0.3 million increase in interest income.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change
Operating expenses:
Research and development	$39,892	$27,110	$12,782
General and administrative	12,313	12,378	(65)
Total operating expenses	52,205	39,488	12,717
Loss from operations	(52,205)	(39,488)	(12,717)
Other income, net	6,143	8,690	(2,547)
Net loss	$(46,062)	$(30,798)	$(15,264)
Research and Development Expenses
Research and development expenses increased by $12.8 million from $27.1 million for the six months ended June 30, 2024 to $39.9 million for the six months ended June 30, 2025. The increase in research and development expenses was primarily attributable to the following:
•$6.8 million of increased clinical trial expenses related to our TRANQUILITY and spiriTED trials;
•$3.9 million of increased payroll-related costs, including $0.9 million of increased stock-based compensation expense, attributable to an increase in headcount;
•$3.0 million of increased routine toxicology study expenses;
•$1.1 million of increased research and development consulting expenses; and
•$0.6 million of increased medical affairs expenses.
These increases were partially offset by $2.8 million of decreased chemistry, manufacturing, and controls costs due to timing of the production of drug substance and drug product for use in our clinical trials.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million from $12.4 million for the six months ended June 30, 2024 to $12.3 million for the six months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to $1.3 million of decreased consulting expenses and $0.3 million of decreased legal expenses. These decreases were partially offset by $1.5 million of increased payroll-related costs, including $0.7 million of increased stock-based compensation expense.
Other Income, Net
Other income, net decreased by $2.5 million from $8.7 million for the six months ended June 30, 2024 to $6.1 million for the six months ended June 30, 2025. The decrease in other income, net was primarily attributable to a $3.1 million decrease in investment income, partially offset by a $0.6 million increase in interest income.

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
Since our inception, we have funded our operations primarily with outside capital, including proceeds from the sale of Series A convertible preferred stock, the Pre-Merger Financing Transaction and the January 2024 Offering, having raised aggregate gross proceeds of approximately $359.7 million as of the date hereof. However, we have incurred significant recurring losses, including net losses of $46.1 million and $30.8 million for the six months ended June 30, 2025 and 2024, respectively. In addition, we have an accumulated deficit of $181.3 million as of June 30, 2025.
As of June 30, 2025, we had $256.4 million in cash, cash equivalents and investments. Based upon our current operating plan, we believe that our working capital will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.
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
As of June 30, 2025, we have not sold any shares of our common stock pursuant to the ATM Offering. We may offer and sell ATM shares at an aggregate offering price of up to the remaining $100.0 million available under the ATM Offering.
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
•the revenue, if any, received from commercial sales of our products, should any of our product candidates and any future product candidates receive marketing approval;
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
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(41,943)	$(32,930)
Investing activities	42,244	(199,000)
Financing activities	616	161,352
Net increase (decrease) in cash, cash equivalents and restricted cash	$917	$(70,578)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $41.9 million, compared to net cash used in operating activities of $32.9 million for the six months ended June 30, 2024. Net cash used in operating activities increased by $9.0 million primarily due to the overall growth in our operations, including increased headcount and clinical trial activities.
Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $42.2 million, compared to net cash used in investing activities of $199.0 million for the six months ended June 30, 2024. This change from net cash used in investing activities to net cash provided by investing activities was primarily due to maturities of investments during the six months ended June 30, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $0.6 million, compared to net cash provided by financing activities of $161.4 million for the six months ended June 30, 2024. Net cash provided by financing activities during the six months ended June 30, 2025 was primarily comprised of net proceeds from the exercise of stock options whereas net cash provided by financing activities during the six months ended June 30, 2024 was primarily comprised of net proceeds received from the January 2024 Offering.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
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
•Our manufacturing and testing of bulk drug substance for pacibekitug currently takes place in the U.S. through a global CDMO with facilities around the world. Our manufacturing and testing of drug product for pacibekitug occurs in facilities in Austria and the U.S. A significant disruption in the operation of these manufacturing facilities, a trade war, or political unrest could materially adversely affect our business, financial condition, and results of operations.
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
We have identified atherosclerotic cardiovascular disease (“ASCVD”) as the lead indication for pacibekitug. As previously announced in January 2024, we reached alignment with the FDA on the ASCVD clinical development program, including a Phase 2 trial evaluating the reduction of high-sensitivity C-reactive protein (“hs-CRP”), a validated biomarker for inflammation, with quarterly and monthly dosing of pacibekitug in patients with elevated cardiovascular risk. The related Investigational New Drug application (“IND”) was cleared by the FDA in March 2024, and we initiated a Phase 2 trial of pacibekitug in patients with chronic kidney disease and elevated hs-CRP in April 2024, which we refer to as the TRANQUILITY trial. In May 2025, we announced positive topline results from the ongoing Phase 2 TRANQUILITY trial. Development of pacibekitug for ASCVD will require substantial additional investment for clinical development prior to potentially being submitted for regulatory review and approval in one or more jurisdictions.
Our second indication for pacibekitug is thyroid eye disease (“TED”). We submitted an IND in the U.S. to support initiation of a Phase 2b trial of pacibekitug in first-line TED. This IND was cleared by the FDA in August 2023, and we initiated the aforementioned Phase 2b trial in September 2023, which we refer to as the spiriTED trial. Topline data from the spiriTED trial are expected in early 2026, and initiation of a pivotal Phase 3 trial of pacibekitug in first-line TED will be dependent on those results.
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
If any CDMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We would also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates.
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

Security incidents may result from the actions of a wide variety of actors with a wide range of motives and expertise, including traditional hackers, hacktivists, our personnel, or the personnel of the third parties we work with, sophisticated nation-states, nation-state-supported actors, and organized criminal threat actors. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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
The markets for immune and inflammatory disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for ASCVD and TED. We anticipate that, if we obtain regulatory approval of pacibekitug, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, pacibekitug may also compete with unregulated, unapproved and off-label treatments. Pacibekitug may also face biosimilar competition following loss of regulatory exclusivity and/or patent expiry. Even if an approved biosimilar product is less effective than pacibekitug, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidate based upon cost. Pacibekitug will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety, efficacy, and dosing profile of our product, if approved, provides an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidate and contribute to downward pressure on the pricing of our product candidate, which could harm our business, financial condition, results of operations and prospects.
We expect to face competition from agents with various mechanisms of action in both ASCVD and TED. For example, in ASCVD, several classes of therapies are routinely used, including statins, beta-blockers, ACE inhibitors, ARBs, aspirin, and other anti-platelet agents. Additionally, we are aware of two IL-6 blockers currently being developed for the treatment of ASCVD. For TED, Amgen Inc.’s (formerly Horizon Therapeutics Public Limited Company) TEPEZZA (teprotumumab), an anti-IGF-1R antibody, is currently the only FDA-approved treatment. In addition, there are multiple other agents in various stages of development for the treatment of TED, including Roche’s satralizumab, an anti-IL-6R monoclonal antibody. The first line of treatment for patients with TED is generally immunosuppressive therapy, including high doses of corticosteroids. For AAA, while there is currently no FDA-approved, non-invasive pharmacotherapy available and we are not aware of any such programs in development from industry competitors, we may face competition in this indication in the future.
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
We intend to initially seek regulatory approvals of pacibekitug as therapies for patients with ASCVD, abdominal aortic aneurysm (“AAA”) and TED. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. In addition, we may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business, financial condition, results of operations and prospects.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, commonly referred to as the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly given recent U.S. Presidential and Congressional elections. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in the June 2024 Loper decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for pacibekitug. Such reforms could have an adverse effect on anticipated revenue from pacibekitug and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
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
Healthcare professionals, including physicians and healthcare institutions, and third-party payors, will play a primary role in the recommendation and prescription of any product candidates for which we or our partner obtains marketing approval. Our existing and future arrangements with healthcare professionals and institutions, and any arrangements we enter into with third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we currently research, and in the future, market, sell and distribute products for which we or our partner obtain marketing approval. Restrictions under federal and state healthcare laws and regulations that are or may be applicable to us include, without limitation, the following:
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
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, makes significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the 2017 Tax Cuts and Jobs Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition and expect the results of such evaluation to be reflected on the Company’s Form 10-K for the year ended December 31, 2025.

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
As of August 1, 2025, we had 76 full-time employees, including 56 who are engaged in research and development activities, and 1 part-time employee. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, business development, regulatory affairs and, if pacibekitug or any potential future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
We have filed fifteen provisional patent applications (one of which has expired in favor of a new provisional patent application and nine of which have been converted to non-provisional or Patent Cooperation Treaty (“PCT”) applications) and four non-provisional patent applications in the U.S., as well as seven PCT patent applications and four non-PCT applications related to the U.S. applications, to obtain patent rights to our inventions, with claims directed to methods of use, combination therapy and other technologies relating to our product candidates. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, whether the claims of the patents will exclude others from making, using or selling our product or product candidates, or products or product candidates that are substantially similar to us for the same or similar uses. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell products that are substantially similar or identical to our products or product candidates without our permission, and we may not be able to stop them from doing so.
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
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended through October 19, 2023.	10-Q	001-40384	3.1	November 14, 2023
3.2	Third Amended and Restated Bylaws of the Registrant.	8-K	001-40384	3.1	September 11, 2024
10.1*#	Amendment to offer letter, by and between the Registrant and Susan Dana Jones, dated May 15, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith
+	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOURMALINE BIO, INC.

Date:	August 13, 2025	By:	/s/ Sandeep Kulkarni
Sandeep Kulkarni
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ Ryan Robinson
Ryan Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)